Form 10-K
period 1996-03-31
STELAX INDUSTRIES LTD
filed 1996-07-01
CIK 847541

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


(Mark One)
       (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1996 or

       ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________.


                             STELAX INDUSTRIES LTD.
             (Exact name of registrant as specified in its charter)
                      COMMISSION FILE NUMBER 033-27667-FW


BRITISH COLUMBIA, CANADA                                    NONE
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

4287-A BELTLINE RD., #195, DALLAS, TEXAS                    75244
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number,
including area code:                                        (214) 416-7123

Securities registered pursuant
to Section 12(b) of the Act:                                None

Securities registered pursuant
to Section 12(g) of the Act:


                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months and (2) has been subject to such
filing requirements for the past ninety (90) days.  Yes   X   No
                                                         ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 25, 1996 was approximately $16,950,000. Shares of Common Stock outstanding at June 25, 1996 was 18,733,906.

                      DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Form 10-K Annual Report is incorporated by reference from the definitive proxy statement of the Registrant relating to the 1996 Annual General Meeting of Members (Stockholders) to be filed with the Commission not later than July 29, 1996.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Stelax Industries Ltd. (the "Registrant"), formerly Zfax Image Corp., was incorporated under the laws of British Columbia, Canada in May 1987. Until March 1992 the Registrant was engaged in the development and production of a portable facsimile machine utilizing certain advanced facsimile technology. Until June 1991 the Registrant also operated two retail stores selling facsimile machines. The Registrant had conducted its prior operations through its wholly-owned United States based subsidiary, Zfax Inc., which was sold to the President of the Company on March 31, 1995 for net book value.

On July 11, 1995, the Registrant incorporated Stelax (U.K.) Limited ("Stelax"), formerly Zfax (U.K.) Limited, as a wholly owned subsidiary in the United Kingdom to establish operations in the steel manufacturing business. In November 1995 Stelax acquired certain real property and personal property comprising the Aberneath steel mill facilities in Wales, United Kingdom and rights to a patented steel manufacturing process known as Nuovinox. See "Business Acquisition", below.

The Registrant's principal executive offices are located at 4287-A Beltline Rd., #195, Dallas, Texas 75244, and its telephone number is (214) 416-7123. Unless otherwise required by the context, the term "Company" as used herein shall mean the Registrant and Stelax.

BUSINESS ACQUISITION

I.       Acquisition of Assets

On November 13, 1995 (the "Closing Date') the Company, through its wholly-owned subsidiary, Stelax, finalized the acquisition of certain real property and personal property assets comprising the Aberneath steel mill facilities in Wales, United Kingdom (the "Acquired Facilities").

On August 25, 1995 Stelax entered into two agreements as follows:

         (A) An Agreement for Sale and Purchase of Assets by and between Camborne Industries PLC (In receivership) ("Camborne") and Stelax (the "Camborne Agreement") relating to (i) certain machinery, fixtures and equipment comprising the operational component of the Acquired Facilities and (ii) certain patents and trademarks and applications thereof for a patented process for the manufacture of steel containing the properties of stainless steel at substantially reduced cost known as the Nuovinox process; and

         (B) An Agreement relating to the land and buildings at Wern Works, Briton Ferry, Neath by and between Maritime Transport Services Limited ("Maritime') and Stelax (the "Maritime Agreement") relating to the land and buildings component of the Acquired Facilities.

The Camborne Agreement was modified pursuant to that certain Variation Agreement dated November 13, 1995 by and between Camborne and Stelax (the "Variation Agreement") principally to extend the closing date and to modify the payment terms of the purchase price as further described below. Additionally, the Maritime Agreement was modified pursuant to that certain Agreement dated November 13, 1995 by and between Maritime and Stelax principally to extend the closing date and to modify the amount and the payment terms of the purchase price as further described below.

Stelax had previously obtained the rights to acquire the Acquired Facilities pursuant to that certain Sale and Purchase agreement dated August 4, 1995 by and between Shipyard Limited and Stelax (the "Shipyard Agreement"). The Company issued 2,850,000 shares of its common stock, no par value (the "Common Stock") to Shipyard Limited pursuant to the Shipyard Agreement.

The cash price paid pursuant to the Camborne Agreement was L.900,000 (approximately $1,377,000) plus VAT of L.157,500 paid as follows:

         (A) the Company applied toward the purchase price an aggregate of L.126,824 previously paid as deposits and extension fees;

         (B)     the Company paid L.500,000 on the Closing Date; and

         (C) the Company agreed to pay an aggregate of L.273,716 (the "Deferred Consideration") as follows:

                 (i)      L.150,000 in 40 days from the Closing Date; and
                 (ii)     L.123,716 in 90 days from the Closing Date.

The Deferred Consideration bears interest, until paid, at a rate of 4% over the base rate charged by Barclays Bank PLC and is secured by a first lien on the assets acquired pursuant to the Camborne Agreement.

The Company also paid L.50,000 (approximately $76,500) in patent fees on behalf of Camborne prior to the Closing Date.

The Company, prior to the Closing Date, had deposited 300,000 shares of its Common Stock with the receiver for Camborne to guarantee Stelax's performance under the Camborne Agreement. Upon payment of the Deferred Consideration, Camborne has agreed to return to the Company the 300,000 shares of Common Stock. Upon final payment, 75,000 shares will be issued to Camborne as additional consideration under the Camborne Agreement. Camborne has agreed not to resell any of such shares for 12 months after the Closing Date and, as to fifty percent (50%) of such shares, not to resell such shares for 18 months after the Closing Date.

The purchase price paid pursuant to the Maritime Agreement was L.860,310 (approximately $1,316,000) paid as follows:

         (A) the Company applied toward the purchase price an aggregate of L.150,000 previously paid as deposits and extension fees; and

         (B) the Company agreed to pay the balance on or before five (5) months after the Closing Date. These deferred amounts bear interest, until paid, at a rate of 2% over the base rate charged by Barclays Bank PLC.

The prior operator of the Acquired Facilities was Camborne which went into receivership under the appropriate laws in the United Kingdom in 1992. Since that date the operational assets (apart from the land and building) have been in receivership and have been maintained but not operated until acquired by Stelax.

II.      Financing

The cash consideration paid pursuant to the Camborne Agreement and the Maritime Agreement was raised by the Company through (i) the issuance and sale of 7% Convertible Notes due August 31, 1997 (the "Convertible Notes"); (ii) the sale of units, each unit consisting of ten shares of Common Stock of the Company and five warrants (the "Warrants') entitling the holder to purchase five shares of Common Stock (the "Units"); and (iii) the issuance and sale of Common Stock without Warrants.

Prior to the Closing Date, the Company sold an aggregate of $600,000 in Convertible Notes. The Notes had an interest rate of seven percent (7%) per annum and all principal and accrued interest thereunder was due and payable on August 31, 1997. The Convertible Notes were convertible, at the option of the holder, into shares of Common Stock. All the Notes have been so converted.

Prior to the Closing Date the Company sold 154,000 Units for a purchase price of $10.00 per Unit or $1,540,000 in the aggregate. As noted above, each Unit is comprised of ten shares of Common Stock plus five Warrants. Each Warrant entitles the holder to purchase one share of Common Stock at any time prior to the earlier of December 31, 1996 or that date ten (10) days following receipt of notice from the Company that the Common Stock has traded for at least $3.00 per share for twenty consecutive business days. The exercise price under the Warrants is $1.75 per share.

As part of the commission for the financing described above the Company issued warrants to two (2) parties to purchase an aggregate of 175,000 shares of $2.00 a share. One of the parties, who received 100,000 warrants, is an affiliate of the President of the Company.

THE ABERNEATH FACILITIES

The steel mill rolling facility acquired by Stelax in November 1995 is located at Briton Ferry, Neath in South Wales, United Kingdom. The facility is located on the banks of the River Neath beside a deep water wharf and close to highway and national rail links.

The facility encompasses approximately five (5) acres of land. The plant is divided into three bays, each approximately 650 feet long, for a total of approximately 130,000 square feet of production space. There is a separate building on the premises with approximately 8,000 square feet of office and administrative space.

The facility has an open air storage covert preparation area covering approximately two acres of land for the purpose of storing billets and preparing scrap metal for use in the Company's Nuovinox product. The interior of the plant contains a modern walking beam furnace, a rolling mill, a cooling and finishing area and a quality control process. All production areas in the plant are serviced by overhead gantries or pedestal mounted or mobile cranes.

As of the year ended March 31, 1996 the plant was not in production on a commercial basis. The Company believes the plant has a current capacity of 144,000 tons of stainless steel at full production capacity.

PRODUCTS

The Aberneath facility is capable of producing two product lines: traditional hot-rolled, solid stainless steel bar and cold-rolled stainless steel tubing and the Company's patented product, Nuovinox, a stainless steel clad product with a carbon steel core. The Company's strategy in recommissioning the Aberneath facility in fiscal year ending March 31, 1997 is to sell solid stainless steel bar and tubing, for which a large international market currently exists, while developing a market for the Nuovinox products for which the Company anticipates greater margins and profitability.

Nuovinox is a carbon steel which is clad with stainless steel. The resultant product, which generally consists of up to 25% of stainless steel by weight, has corrosion resistant properties comparable to the stainless steel and achieves superior standards of mechanical strength when compared with the most commonly used coated steels. The Nuovinox product is fully developed and ready for commercial sale.

The properties of the stainless steel cladding enable Nuovinox to be used for many applications which require an upgrading of carbon steel, in particular where corrosion resistance, hygiene and aesthetics are determining factors. Although it has not been extensively marketed, the Company believes there is considerable interest in Nuovinox from customers around the world who have expressed their intention of using the product in a variety of applications.

The Company believes Nuovinox will compete with carbon and stainless steel based on the following properties and characteristics of Nuovinox:

         o       High level of corrosion resistance;

         o Stronger than austenitic stainless steel (when incorporating a high tensile carbon steel core);

         o       Strength and ductility superior to mild steel;

         o       Minimal maintenance when incorporated in structures;

         o Can be formed (that is bent) through 180 degrees without the integrity of the cladding being broken; and

         o The cladding can only be removed by using considerable deliberate physical effort such as chiseling.

Stainless steel products produced by Stelax are hot rolled from stainless steel billets purchased from foundries. While periodic shortages exist from time to time on a worldwide basis, the Company believes that raw material is generally available. Nuovinox products are principally made from stainless steel and scrap metal, both of which the Company believes are generally available. The Company does not depend on specific suppliers as the raw materials used are widely available.

CUSTOMER AND DISTRIBUTION

The Company anticipates that both its stainless steel and Nuovinox products will be distributed through third-party steel distributors. The Company anticipates establishing relationships with 4 or 5 master distributors in stainless steel bar with whom the Company will develop preferred, long-term relationships and through whom the Company anticipates distributing its Nuovinox products. The Company holds letters of intent to purchase up to approximately $30 million of the Company's products in fiscal year 1997, although such letters should not be considered backlog.

INDUSTRY CONDITIONS AND COMPETITION

The steel industry is generally considered to be highly competitive and cyclical with a great number of large and sophisticated producers, all of whom have greater financial and technical resources than the Company. Additionally, the cycles for steel products vary from one specialty steel to another. As of the date of filing this Annual Report, stainless steel is in a situation where both offer and demand are increasing, with prices comparatively low. A significant evolution of nickel price could however modify prices for the reason that stainless steel prices are to a large extent indexed on nickel prices.

The Company is a very small producer of stainless steel products in the world market. However, the Company believes it has one of the most automated hot rolling steel mill facilities which should enable the Company to effectively compete in its markets.

Economic conditions among end-users of steel products may result in cyclical downturns in business, even in markets expected to expand over the long term. Until a wide range of different products used in varying sections is produced by the Company, such down-turns may have a significant impact on the Company's revenues. In addition, a significant reduction in stainless steel prices could have adverse competitive effects on Nuovinox (which would lose part of its price competitiveness compared to stainless steel) and therefore the Company's revenues.

Nuovinox is a new product and, although the product has been extensively tested, only a limited amount of objective information is available to indicate the speed of product acceptance in the marketplace. Product acceptance may also be affected by pricing; however, it is unknown whether lower pricing strategies for Nuovinox will be successful.

CURRENCY FLUCTUATIONS

It is anticipated that the Company's expenses and sales will be denominated in several currencies, including major European currencies, the US dollar and the Yen. As a result the Company's operating income and cash flow will be significantly exposed to currency fluctuations. Management intends to monitor the Company's exposure to currency risks, and, as appropriate, use financial forward or other instruments to minimize the effect of these fluctuations. However, there can be no assurance that exchange rate fluctuations will not have an adverse effect on the Company's results of operations or financial condition.

RESEARCH AND DEVELOPMENT

Neither the Company nor Stelax has spent funds on research and development during the prior three years. However, amounts may be incurred in the future as specific customer requirements may arise in connection with the sale of Nuovinox products.

PATENTS AND TRADEMARKS

The Company holds approximately 65 worldwide patents for Nuovinox. The Company considers its patents important for the success of such product.

EMPLOYEES

As of March 31, 1996, the Company had ten employees or independent contractors working for the Company. The Company anticipates increasing dramatically the number of employees in the 1997 fiscal year as the Company commences expanded production in the facility.

ITEM 2.  PROPERTIES

The Company's principal executive offices are subleased from an affiliate of the President of the Company on a monthly basis. The Company owns land and buildings for a steel mill facility in Wales, United Kingdom. See Item 1. Business - The Aberneath Facility.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET PRICES

The Company's Common Stock commenced trading in the over-the-counter market on September 22, 1989 and until April 29, 1991 was quoted on the National Association of Securities Dealer, Inc. Automatic Quotation System ("NASDAQ"). Thereafter the Common Stock has been quoted on the NASDAQ Bulletin Board System. The Company's Common Stock trades under the symbol "STAX". The range of the high and low bid prices as quoted on the NASDAQ Bulletin Board from April 1, 1994 through March 31, 1996 is as follows:

                 FISCAL 1995               HIGH             LOW
                 -----------               ----             ---
                 First Quarter             .18              .18
                 Second Quarter            .18              .18
                 Third Quarter             .18              .18
                 Fourth Quarter           1.12              .18

                 FISCAL 1996               HIGH             LOW
                 -----------               ----             ---
                 First Quarter             .62              .18
                 Second Quarter           1.12              .62
                 Third Quarter            2.06             1.82
                 Fourth Quarter           1.56             1.03


HOLDERS

As of May 31, 1996, there were approximately 300 holders of record of the Company's Common Stock.

DIVIDENDS

The future payment by the Company of dividends, if any, rests within the discretion of its Board of Directors and will depend upon the Company's earnings, if any, capital requirements and the Company's financial condition, as well as other relevant factors. The Company has not declared dividends since its inception, and has no present intention of paying cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to generate growth.

FOREIGN REGULATION

The Investment Canada Act ("ICA"), which became effective on June 30, 1985, regulates the acquisition by non-Canadians of control of a Canadian business enterprise. In effect, the ICA required review by Investment Canada, the agency which administers the ICA, and approval by the Canadian government in the case of an acquisition of control of a Canadian business by a non-Canadian where: (i) in the case of a direct acquisition (for example, through a share purchase or asset purchase), the assets of the business are $5 million or more in value; or (ii) in the case of an indirect acquisition (for example, the acquisition of the foreign parent of the Canadian business) where the Canadian business has assets of $50 million or more in value or if the Canadian business represents more than 50% of the assets of the original group and the Canadian business has assets of $5 million or more in value. Review and approval are also required for the acquisition or establishment of a new business in areas concerning Canada's cultural heritage or national identity such as book publishing, film production and distribution, television and radio, production and distribution of music, and the oil and natural gas industry, regardless of the size of the investment.

In the context of the Company, in essence, three methods of acquiring control of a Canadian business are regulated by the ICA: (i) the acquisition of all or substantially all of the assets used in carrying on the Canadian business; (ii) the acquisition, directly and indirectly, of voting shares of a Canadian corporation carrying on the Canadian business; (iii) the acquisition of voting control of an entity which controls, directly or indirectly, another entity carrying on a Canadian business. An acquisition of a majority of the voting interests of an entity, including a corporation, is deemed to be an acquisition of control under the ICA. An acquisition of less than one-third of the voting shares of a corporation is deemed not to be an acquisition of control. An acquisition of less than a majority, but one-third or more, of the voting shares of a corporation is presumed to be an acquisition of control unless it can be established that on the acquisition the corporation is not, in fact, controlled by the acquirer through the ownership of voting shares. For partnerships, trusts, joint ventures or other unincorporated entities, an acquisition of less than a majority of the voting interests is deemed not to be an acquisition of control.

In 1988, the ICA was amended pursuant to the Free Trade Agreement dated January 2, 1988 between Canada and the United States to relax the restriction of the ICA. As a result of these amendments, except where the Canadian business is in the cultural, oil and gas, uranium, financial services or transportation sectors, the threshold for direct acquisition of control by U.S. investors and other foreign investors acquiring control of a Canadian business from U.S. investors has been raised from $5 million to $150 million of gross assets, and indirect acquisitions are not reviewable.

In addition to the foregoing, the ICA requires that all other acquisitions of control of Canadian businesses by non- Canadians are subject to formal notification to the Canadian government. These provisions require a foreign investor to give notice in the required form, which notices are for information, as opposed to review, purposes.

The Company does not believe that it is subject to the provisions of ICA because it does not have a place of business or employees in Canada nor assets in Canada used to carry on the Company's business, all of which are definitional requirements to be considered a Canadian business subject to such act. The Company does not plan to alter its contacts with Canada and, therefore, believes that ICA will continue not to be applicable to the Common Stock of the Company and the acquisition thereof by a non-resident or non-citizen of Canada. However, in the event that management of the Company should for whatever reason decide that it be in the best interests of the Company to hire employees in Canada, lease office space in Canada or acquire properties in Canada, the Company would probably be deemed to be a Canadian based enterprise and ICA would be applicable.

CERTAIN TAX MATTERS

Following is a brief summary of the United States and Canadian federal income tax provision which the Company believes are material to an understanding of the federal income tax matters relating to the ownership of the Company's Common Stock. The discussion is for general information only and is not a complete description of all potential consequences which may arise or of all the rules that may be relevant to certain stockholders. The discussion is not intended to be, nor should it be construed to be, legal or tax advice to any particular stockholder. It is the responsibility of each stockholder of the Company to consult with his own tax advisors with respect to these and other provisions which may affect his individual tax position.

The presently existing tax treaty between the United States and Canada essentially calls for taxation of stockholders by the stockholder's country of residence. In those instances in which a tax may be assessed by the other country, a corresponding credit against the tax owed in the country of residence is normally available. Stockholders of the Company should consult with their own tax advisors, however, for full details.

         A.      UNITED STATES TAXES.

         In general, a foreign stockholder will not be taxed by the United States on dividends paid by the Company. However, a foreign stockholder who does business in the United States under certain circumstances may be subject to United States federal income tax. Also, a foreign person may be subject to United States withholding tax on dividends paid by the Company, however, this treatment may be altered by a tax treaty. Please consult your tax advisor regarding the impact of applicable tax treaties.

         The gross amount of dividends received by a United States citizen or resident will be subject to United States federal income tax generally in the same manner as dividends received from United States corporations. However, the stockholder generally may claim a credit against his United States federal income tax liability for the Canadian tax withheld from the dividend payment. The amount of the foreign tax credit is subject to complex limitations. Stockholders should consult their own tax advisors with respect to such limitations. Dividends from foreign corporations such as the Company do not qualify for the dividends received deduction for corporate stockholders under Code Section 243, but may qualify for the dividends received deduction for dividends paid by certain foreign corporations under Code Section 245 if the holder owns at least 10% of the stock of the Company by vote and value.

         Except in the case of shares beneficially owned by a person who is or is deemed to be a resident of the United States or has or is deemed to have a "permanent establishment" in the United States, United States federal income tax consequences generally will not arise upon a disposition of the Company's Common Stock by a resident of Canada.
         The United States federal income tax consequences arising for a United States resident upon a disposition of the Company's Common Stock will depend upon whether such shares are capital assets. Generally, if capital assets, the entire gain or loss realized upon the disposition would be treated as capital gain or loss. Such capital gain or loss will be long-term if the Common Stock is held for more than one year. However, even if the shares are considered capital assets, under certain circumstances a portion of the gain may be recharacterized as ordinary income under Code Section 1248. If not capital assets, the entire gain or loss would be treated as ordinary income or loss.

         Capital gains income generally is taxed at a maximum rate of 28%. An individual's capital losses are still allowed in full against capital gain. In addition, capital losses are allowed against up to $3,000 of ordinary income, and the excess of net long-term capital loss over net short-term capital gain is allowed in full for this purpose.

         B.      CANADIAN TAXES.

         The following is a summary of the principal Canadian federal income tax considerations generally applicable in respect of the Common Shares. The tax consequences to any particular holder of Common Shares will vary according to the status of that holder as an individual, trust, corporation, or member of a partnership, the jurisdiction in which that holder is subject to taxation, the place where that holder is resident and, generally, according to that holder's particular circumstances. This summary is applicable only to holders who are resident in the United States, have never been resident in Canada, hold their Common Shares as capital property, and will not use or hold the Common Shares in carrying on business in Canada.

         This summary is based upon current provisions of the Income Tax Act of Canada and the regulations thereunder (collectively, the "ITA"), publicly-announced current proposals to amend the ITA and the current administrative practices of Revenue Canada. This summary does not take into account provincial income tax consequences. The summary assumes that the publicly announced current proposals will be enacted as proposed with effective dates set out therein; otherwise, the summary assumes that there will be no other changes in law whether by judicial or legislative action.

         This summary is of a general nature only and is not exhaustive of all possible income tax consequences. It is not intended as legal or tax advice to any particular holder of common shares and should not be so construed. Each holder should consult his own tax advisor with respect to the income tax consequences applicable to him in his own particular circumstances.

DISPOSITION OF COMMON SHARES

Under the ITA, a gain from the sale of Common Shares by a non-resident will not be subject to Canadian tax, provided the shareholder (and/or persons who do not deal at arm's length with the shareholder) has not held a "substantial interest" in the Company (25% or more of the shares of any class of the Company's stock) at any time in the five years preceding the disposition. Generally, the Canadian-United States Tax Convention (the "Tax Convention") will exempt from Canadian taxation any capital gain realized by a resident of the United States, provided that the value of the common stock is not derived principally from real property situated in Canada.

If a non-resident was to dispose of Common Shares to another Canadian corporation which deals or is deemed to deal on a non-arm's length basis with the non-resident and which, immediately after the disposition, is connected with the Company (i.e., controls the Company or holds shares representing more than 10% of the voting power and more than 10% of the market value of all issued and outstanding Common Shares of the Company), the excess of the proceeds over the paid-up capital of the Common Shares sold will be deemed to be taxable as a dividend either immediately or eventually by means of a deduction in computing the paid-up capital of the purchasing corporation.

DIVIDENDS

In the case of any dividends paid to non-residents, the Canadian tax is withheld by the Company, which remits only the net amount to the shareholder. By virtue of Article X of the Tax Convention, the rate of tax on dividends paid to beneficial owners who are residents of the United States is generally limited to 15% of the gross dividend (or 10%, reducing to 6% in 1996 and 5% in 1997 and thereafter, in the case of certain corporate shareholders owning at least 10% of the Company's voting shares). In the absence of the treaty provisions, the rate of Canadian withholding tax imposed on non-residents is 25% of the gross dividend. Stock dividends received by non-residents from the Registrant are treated by Canada as ordinary dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The table below sets forth certain financial data for the Company for its fiscal years ended March 31, 1996, 1995, 1994, 1993, and 1992. The data for 1995, 1994, and 1993 has been restated to conform to the financial statement presentation of the subsidiary being an unconsolidated subsidiary in those years.

                                     YEARS ENDED MARCH 31
                                     --------------------
====================================================================================
                      1996          1995           1994         1993        1992
                      ----          ----           ----         ----        ----
- ------------------------------------------------------------------------------------
REVENUES                 ---           ---            ---          ---      78,060
- ------------------------------------------------------------------------------------
GROSS PROFIT             ---           ---            ---          ---      (4,516)
- ------------------------------------------------------------------------------------
NET GAIN          (2,009,273)     (172,497)       241,365     (517,013)    824,053
(LOSS)
- ------------------------------------------------------------------------------------
TOTAL ASSETS       8,449,341       212,567          2,477          ---   1,485,477
- ------------------------------------------------------------------------------------
LONG-TERM                ---           ---            ---          ---         ---
OBLIGATIONS
- ------------------------------------------------------------------------------------
TOTAL              1,893,039       356,280        196,193      444,531     578,106
LIABILITIES
- ------------------------------------------------------------------------------------
COMMON STOCK      18,733,906    14,166,550     13,236,550    3,787,250   2,887,250
OUTSTANDING AT
YEAR-END
- ------------------------------------------------------------------------------------
GAIN (LOSS)             (.12)         (.01)           .03         (.14)        .29
PER SHARE
====================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1996 VERSUS 1995

The Company has changed substantially during the 1996 fiscal year as the Company completed a significant acquisition of the steel mill facility in the United Kingdom. See Item 1. Business - Business Acquisition for details of the acquisition. During the 1996 fiscal year, the Company has been primarily involved in raising the funds necessary to complete the acquisition and to recommence operations at the plant.

In fiscal year 1996, the Company had no revenues. Selling, general, and administrative expenses increased substantially in fiscal year 1996 to $1,960,869 from $171,665 in fiscal year 1995 primarily due to the following:

o Stock options previously issued by the Company expired on March 31, 1996. The Company renewed all of the options for the participants still involved in the Company's operations at the same terms as the expired options. Due to the increase in the Company's stock price since the previous options were granted, the Company was required to account for the difference in stock prices as compensation expense in the year of the option renewal. The charge to compensation expense for fiscal year 1996 was $1,561,175.

o Additional expenses in fiscal year 1996 over fiscal year 1995 were consulting fees, legal expenses, and travel expenses incurred in connection with completing the business acquisition in the United Kingdom.

Interest expense increased in fiscal year 1996 to $52,899 over fiscal year 1995 due to interest incurred on the deferred portion of the purchase price for the steel mill facility. The Company had other income of $4,495 in fiscal year 1996 due to receipts received separate from the actual operations of the steel mill facility. Additionally, the Company sold its United States subsidiary in fiscal year 1995. As such, the loss from discontinued operations in fiscal year 1995 is not applicable in fiscal year 1996.

The Company's balance sheet as of March 31, 1996 as compared to March 31, 1995 is as follows:

                                                       MARCH 31,
                                                       ---------
                                               1996                1995
                                               ----                ----
Total Assets                                $8,449,341           $212,567
Total Liabilities                           $1,893,039           $356,280
Total Stockholders' Equity (Deficit)        $6,556,302           $(143,713)

Total assets increased in fiscal year 1996 primarily due to completion of the acquisition of the steel mill assets and the infusion of capital through sales of Common Stock and Units as described in Item 1. Business - Business Acquisition. Total liabilities increased in fiscal year 1996 due to the debt incurred upon completion of the acquisition, accrued interest on the acquisition debt, and payables incurred in general due to the efforts in completing the acquisition. Total stockholders' equity increased in fiscal year 1996 due to the infusion of capital from the sale of Common Stock and Units during the year being greater than the net loss incurred.

1995 VERSUS 1994

The Company had minimal business activity for fiscal year 1995 and fiscal year 1994. The primary activity in 1995 was the search for potential business acquisitions and obtaining financing.

In fiscal year 1995 the Company had no revenues. Selling, general and administrative expenses increased in fiscal 1995 to $171,665 from $377 in fiscal 1994. The increase is due to various expenditures incurred in the Company's search for potential acquisitions.

LIQUIDITY & CAPITAL RESOURCES

As noted in Item 1. Business, the Company acquired a steel mill facility in fiscal year 1996. The facility was inactive prior to its acquisition and the Company generated no revenues from operation of the facility in fiscal year 1996.

The Company anticipates that recommissioning the acquired facility will entail a substantial commitment of capital in order to purchase raw materials to produce steel products, establish appropriate credit for the supply of power and other utilities, hire new employees and for general working capital requirements. The amount of capital required during any period of time directly correlates to the rapidity of bringing the facility on line and, therefore, is variable. Additionally, the Company owes $1,034,000 pursuant to the Maritime Agreement which amount is due July 15, 1996.

The Company does not have the financial resources to meet the capital requirements generally described above for full production and, as a result, consider its liquidity to be poor on a short-term and long-term basis. The Company has had extensive negotiations and preparations to raise from $12,000,000 to $15,000,000 through a listing of the Company's Common Stock on the Le Nouveau Marche in France and a concurrent sale of newly issued Common Stock. The Le Nouveau Marche is a new exchange aimed at smaller capitalized and emerging companies. The Company issued a press release regarding this potential sale of Common Stock on May 23, 1996. The proceeds from the sale of such Common Stock would be sufficient to meet the Company's anticipated capital requirements for the current fiscal year. There can be no assurance that this financing will occur or that the Company will realize the anticipated gross proceeds.

As of the date of filing this Form 10-K Annual Report, the Company had limited other sources of potential capital. However, since the facility is only marginally operational, current capital requirements, other than the payment of $1,034,000 due Maritime, are minimal.

INFLATION

The Company's operations may be impacted by the effects of inflation and changing prices as increased prices may reduce the demand for steel products. Additionally, the price of nickel has direct impact on the Company as nickel is an integral component to the price of stainless steel.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements beginning at page F-2 of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 2, 1996, the Company's prior accountant, Ray, Dahl & Associates, L.L.P., (the "Prior Accountant") was dismissed as a result of the engagement on that date of Ernst & Young LLP. The Prior Accountant's report on the financial statements for the prior two years did not contain an adverse opinion nor a disclaimer of opinion nor was such report qualified or modified as to uncertainty, audit scope or accounting principles except as follows: the Prior Accountant's report on the financial statements for the year ended March 31, 1995 contained a qualification as to the Company's ability to continue as a going concern due to recurring losses and a net capital deficiency as of such date. The decision to change accountants from the Prior Accountant to Ernst & Young LLP was approved by the Board of Directors of the Company.

During the Company's two most recent fiscal years and any subsequent interim reporting period preceding the date of dismissal of the Prior Accountant, there were no disagreements with the Prior Accountant on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Prior Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The Company engaged Ernst & Young LLP effective May 2, 1996.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICES OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by Items 10, 11, 12 and 13 of this Form 10-K Annual Report is omitted pursuant to General Instruction G(3) and will be included in the Company's Definitive Proxy Statement to be filed with the Commission not later than 120 days after the end of the Registrant's fiscal year covered by this Form 10-K Annual Report.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
     FORM 8-K

(a) See "Index to Consolidated Financial Statements" included at F-1 of this Form 10-K Annual Report for a listing of financial statements and schedules filed as a part of this Form 10-K Annual Report.

(b)  The following exhibits are filed as a part of this Annual Report on Form
10-K:


Exhibit
Number   Description of Exhibit                                        Location of Exhibit
- ------   ----------------------                                        -------------------
3(a)     Certificate of Incorporation of the Company                             a

3(b)     Memorandum of Association of the Company                                a

3(c)     Articles of the Company                                                 a

3(d)     Amendment to Articles of the Company                                    a

3(e)     Amendment to Articles of the Company
         changing the name to "Stelax Industries Ltd."                           *

4(a)     Form of Stock Certificate                                               a

4(b)     Form of 7% Convertible Note due August 31, 1997                         *

4(c)     Form of Common Stock Purchase Warrant                                   b

10(a)    Sale and Purchase Agreement dated August 4, 1995 by and
         between Shipyard Limited and ZX(UK) Limited
         (c/k/a Stelax (U.K.) Limited)                                           b

10(b)    Agreement for Sale and Purchase of Assets by and between
         Camborne Industries PLC (in receivership) and ZX(UK) Limited
         (c/k/a Stelax (U.K.) Limited)                                           b

10(c)    Agreement relating to the land and buildings at Wern Works,
         Britain Ferry Neath by and between Maritime Transport
         Services Limited and ZX(UK) Limited (c/k/a Stelax (U.K.)
         Limited)                                                                b

10(d)    Variation Agreement dated November 13, 1995 by and between
         Camborne Industries PLC and ZX(UK) Limited (c/k/a Stelax (U.K.)
         Limited)                                                                b

10(e)    Agreement dated November 13, 1995 by and between
         Maritime Transport Services Limited and ZX(UK) Limited
         (c/k/a Stelax (U.K.) Limited)                                           b

10(f)    Chattel Mortgage dated November 13, 1995 by and between
         ZX(UK) Limited and Camborne Industries PLC (c/k/a Stelax
         (U.K.) Limited)                                                         b

10(g)    Patent Mortgage dated November 13, 1995 by and
         between ZX(UK) Limited and Camborne Industries PLC (c/k/a
         Stelax (U.K.) Limited)                                                  b

10(h)    Trademarks Mortgage dated November 13, 1995 by and between
         ZX(UK) Limited and Camborne Industries PLC (c/k/a Stelax
         (U.K.) Limited)                                                         b

22(a)    Subsidiaries of the Company

         Stelax (U.K.) Limited, a United Kingdom subsidiary

27       Financial Data Schedule                                                 *

- ---------------
*Filed herewith

a. Incorporated by reference from the Form S-18 Registration Statement, as amended (No. 33-27667-FW), for the Company.

b.  Incorporated by reference from the Form 8-K dated November 7, 1995.

c.  Reports on Form 8-K.
    No reports on Form 8-K were filed during the last fiscal quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


June 27, 1996                          STELAX INDUSTRIES, LTD.



                                       /s/ Harmon S. Hardy, Jr.
                                       -----------------------------------------
                                       By: Harmon S. Hardy, Jr.
                                           President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on June 27, 1996


             NAME                                      OFFICE
             ----                                      ------
/s/ Harmon S. Hardy, Jr.
- -----------------------------------
Harmon S. Hardy, Jr.                    President and Chief Financial Officer
                                        (Principal Executive and Financial Officer)



/s/ Ruben Grubner
- -----------------------------------
Ruben Grubner                           Director



/s/ William D. Alexander
- -----------------------------------
William D. Alexander                    Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
 Reports of Independent Certified Public Accountants                       F-2

 Consolidated Balance Sheets, March 31, 1996 and 1995                      F-4

 Consolidated Statements of Operations for the years ended
   March 31, 1996, 1995, and 1994                                          F-5

 Consolidated Statements of Changes in Stockholders' Equity
   (Deficit) for the years ended March 31, 1996, 1995, and 1994            F-6

 Consolidated Statements of Cash Flows for the years ended
   March 31, 1996, 1995, and 1994                                          F-7

 Notes to Consolidated Financial Statements                                F-8

[ERNST & YOUNG LLP LETTERHEAD]


                         Report of independent Auditors

The Board of Directors
Stelax Industries Ltd. (formerly Zfax Image Corp.)

We have audited the accompanying consolidated balance sheet of Stelax Industries Ltd. (formerly Zfax Image Corp.) as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Stelax Industries Ltd. for the year ended March 31, 1995, were audited by other auditors whose report dated July 12, 1995, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the uncertainty of the Company to continue as a going concern, discussed in Note 7 of these financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1996 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stelax Industries Ltd. at March 31, 1996, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

As discussed in Note 7 to the financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 7. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/ Ernst & Young LLP



Dallas, Texas
May 21, 1996

                 [RAY, DAHL & ASSOCIATES, L.L.P. LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
ZFAX Image Corp.
14901 Quorum Drive, Suite 310
Dallas, Texas

We have audited the accompanying balance sheet of ZFAX Image Corp as of March 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. Our audits also included the financial statement schedules listed in the index at item IV. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ZFAX Image Corp. at March 31, 1995, and the results of its operations and its cash flows for the two years then ended in conformity with generally accepted accounting principles in the United States. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes I to the financial statements, the Company sold its Subsidiary, ZFAX, Inc. in 1995 and restated its balance sheet and its results of operations from a consolidated basis to the equity method of accounting to reflect the change in accounting entity.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note H to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note J. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ RAY, DAHL & ASSOCIATES, LLP
RAY, DAHL & ASSOCIATES, LLP


July 12, 1995

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
 Reports of Independent Certified Public Accountants                                                  F-2
 Consolidated Balance Sheets, March 31, 1996 and 1995                                                 F-4

 Consolidated Statements of Operations for the years ended March 31, 1996, 1995, and 1994             F-5

 Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended             F-6
 March 31, 1996, 1995, and 1994
 Consolidated Statements of Cash Flows for the years ended March 31, 1996, 1995, and 1994             F-7

 Notes to Consolidated Financial Statements                                                           F-8

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                          CONSOLIDATED BALANCE SHEETS
                      (Presented in United States Dollars)

                                     ASSETS

                                                                                    March 31,       March 31,
                                                                                      1996            1995
CURRENT ASSETS:                                                                  -------------   -------------
    Cash                                                                         $      41,147   $          67
    Inventory                                                                            3,365          ------
    Deposit (Note B)                                                                     -----         212,500

                                                                                 -------------   -------------
    Total Current Assets                                                                44,512         212,567

PROPERTY & EQUIPMENT AT COST:
    Plant & Machinery                                                                6,785,493           -----
    Building                                                                           810,410           -----
    Land                                                                               270,136           -----

                                                                                 -------------   -------------
    Total Property & Equipment                                                       7,866,039           -----

INTANGIBLE ASSETS                                                                      523,490           -----

OTHER ASSETS                                                                            15,300           -----

                                                                                 -------------   -------------

TOTAL ASSETS                                                                     $   8,449,341   $     212,567
                                                                                 =============   =============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                             $     264,041   $      13,719
    Payable to Maritime (Note B)                                                     1,033,561           -----
    Accrued interest                                                                    52,899           -----

                                                                                 -------------   -------------
TOTAL CURRENT LIABILITIES                                                            1,350,501          13,719

OTHER LIABILITIES (Note C)                                                             542,538         342,561

                                                                                 -------------   -------------
TOTAL LIABILITIES                                                                    1,893,039         356,280

COMMITMENTS (Note E)

STOCKHOLDERS' EQUITY (DEFICIT) (Notes B,C,E,&G):
    Common stock - 50,000,000 shares
    authorized, no stated par value;
    issued and outstanding 18,733,906 and
    14,166,550 shares at March 31, 1996
    and March 31, 1995, respectively                                                11,291,686       2,582,398
    Accumulated deficit                                                             (4,735,384)     (2,726,111)

                                                                                 -------------   -------------
TOTAL STOCKHOLDERS'
EQUITY (DEFICIT)                                                                 $   6,556,302   $    (143,713)

                                                                                 -------------   --------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)                                                                 $   8,449,341   $     212,567
                                                                                 =============   =============

    See accompanying notes to financial statements.

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States Dollars)


                                                                                   Year Ended

                                                                 --------------------------------------------
                                                                    March 31,      March 31,       March 31,
                                                                      1996           1995            1994

                                                                 --------------  -------------   ------------
Compensation expense                                             $    1,561,175          -----          -----
Consulting and professional fees                                        175,628          -----          -----
Selling, general and administrative
  expenses                                                              224,066  $     171,665   $        377

                                                                 --------------  -------------   ------------
Loss form continuing operations                                       1,960,869        171,665            377

Other income (expenses):
    Interest expense                                                    (52,899)         -----          -----
    Other                                                                 4,495
    Net (loss) from discontinued operations (Notes C & I)                 -----           (832)      (149,926)

                                                                 --------------  -------------   ------------
Net loss before extraordinary item                                   (2,009,273)      (172,497)      (150,303)

Gain upon debt extinguishment                                             -----          -----        391,668

                                                                 --------------  -------------   ------------
Net (loss) income                                                $   (2,009,273) $    (172,497)  $    241,365
                                                                 ==============  =============   ============

Net loss per share before extraordinary item                              (0.12)         (0.01)         (0.02)

Gain for extraordinary item                                               -----          -----           0.05

                                                                 --------------  -------------   ------------

Net (loss) income per share                                      $        (0.12) $       (0.01)  $       0.03
                                                                 ==============  =============   ============




    See accompanying notes to financial statements.

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                       CONSOLIDATED STATEMENTS OF CHANGES
                       IN STOCKHOLDERS' EQUITY (DEFICIT)
                      (Presented in United States Dollars)


                                                           Common Stock
                                                     -------------------------    Accumulated
                                                       Shares        Amount         Deficit         Total
                                                     ----------  -------------   ------------    ------------
BALANCE at April 1, 1993                              3,787,250  $   2,350,448   $ (2,794,979)   $   (444,531)

Common stock issued
  during the period:
  $.10 per share                                      3,343,600        334,360          -----         334,360
  $.02 per share                                      6,105,700        122,114          -----         122,114

Adjustment to restate to
  $.001 per share (Notes C and G)                         -----       (447,024)         -----        (447,024)
Net gain                                                  -----          -----        241,365         241,365

                                                     ----------  -------------   ------------    ------------
BALANCE at March 31, 1994                            13,236,550  $   2,359,898   $ (2,553,614)   $   (193,716)

Common stock issued
  during the period:
  $.125 per share (Note G)                               80,000         10,000          -----          10,000
  $.25 per share (Note G)                               850,000        212,500          -----         212,500
Net loss                                                  -----          -----       (172,497)       (172,497)

                                                     ----------  -------------   ------------    ------------
BALANCE at March 31, 1995                            14,166,550  $   2,582,398   $ (2,726,111)   $   (143,713)

Common stock issued
  during the period:
  $1.00 to $1.50 per share (Note G)                   2,256,399      2,023,113          -----       2,023,113
  $1.00 to $1.75 per share for services (Note B)      2,160,957      4,862,500          -----       4,862,500
  $1.75 per share for acquisition (Note B)              150,000        262,500          -----         262,500
  Renewal of options (Note D)                             -----      1,561,175          -----       1,561,175
Net loss                                                  -----          -----     (2,009,273)     (2,009,273)

                                                     ----------  -------------   ------------    ------------
BALANCE at March 31, 1996                            18,733,906  $  11,291,686   $ (4,735,384)   $  6,556,302
                                                     ==========  =============   ============    ============




    See accompanying notes to financial statements.

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States Dollars)

                                                                                   Year Ended
                                                                 ----------------------------------------------
                                                                    March 31,       March 31,       March 31,
                                                                      1996            1995            1994
OPERATING ACTIVITIES                                             --------------   -------------   -------------
  Net (loss) Income                                              $   (2,009,273)  $    (172,497)  $     241,365
  Adjustments to reconcile net (loss) income
  to net cash provided by operating
  activities:
    Compensation upon option renewal                                  1,561,175           -----           -----
    Disposal of subsidiary investment                                     -----        (196,193)          -----
    Changes in operating assets and
      liabilities:
      Decrease (increase) in investment                                   -----           -----        (241,363)
      Decrease (increase) in receivables                                  -----           2,475           -----
      Decrease (increase) in inventory & other assets                   (18,665)          -----           -----
      Increase (decrease) in accounts
         payable & accrued interest                                     303,221          13,719           -----
      Increase in other liabilities                                     199,977         342,561           -----

                                                                 --------------   -------------   -------------
Net cash used in operating activities                                    36,435          (9,935)              2

INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles                      (3,052,029)          -----           -----

                                                                 --------------   -------------   -------------
Net cash used by investigating activities                            (3,052,029)          -----           -----

FINANCING ACTIVITIES:
  Payable to Maritime                                                 1,033,561           -----           -----
  Net proceeds from common stock                                      2,023,113          10,000           -----

                                                                 --------------   -------------   -------------
Net cash provided by financing activities                             3,056,674          10,000           -----


                                                                 --------------   -------------   -------------
Increase (decrease) in cash and cash
  equivalents                                                            41,080              65               2

Cash & cash equivalents at beginning
  of year                                                                    67               2               0

                                                                 --------------   -------------   -------------

Cash & cash equivalents at end of year                           $       41,147   $          67   $           2
                                                                 ==============   =============   =============

Interest paid                                                    $            0   $           0   $           0
                                                                 ==============   =============   =============

Income taxes paid                                                $            0   $           0   $           0
                                                                 ==============   =============   =============

Non Cash Transactions:

  Conversion of debt into equity                                 $        -----   $       -----   $       6,975
                                                                 ==============   =============   =============

  Issuance of equity for notes receivable                        $        -----   $       -----   $       2,475
                                                                 ==============   =============   =============

  Option to purchase investment acquired by equity
   issue                                                         $        -----   $     212,500   $       -----
                                                                 ==============   =============   =============

  Investment acquired by equity issue                            $    5,125,000   $       -----   $       -----
                                                                 ==============   =============   =============

    See accompanying notes to financial statements.

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Stelax Industries, Ltd. (a Canadian corporation) formerly Zfax Image Corp., (the "Company") was incorporated on May 5, 1987, primarily to develop and produce portable facsimile machines. These operations were conducted through the Company's wholly owned subsidiary, Zfax, Inc. Effective March 31, 1995, Zfax, Inc. was sold to the Company's President.

On July 11, 1995, the Company incorporated Stelax (U.K.) Limited ("Stelax") as a wholly owned subsidiary in the United Kingdom to acquire certain assets of a steel mill in West Glamorgan, Wales to establish operations in the stainless steel manufacturing business. The operating loss of this subsidiary was $200,986 and had identifiable assets of $8,415,699 at March 31, 1996. The financial statements for the year ended March 31, 1996 include the accounts of the Company and its U.K. subsidiary. All significant intercompany balances and transactions have been eliminated.

The Company's consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

EARNINGS (LOSS) PER SHARE

The computation of earnings (loss) per share is based upon the weighted average shares of common stock outstanding during the period. The weighted average shares for the primary earnings per share was 17,122,376, 13,331,454, and 7,676,101 at March 31, 1996, 1995 and 1994, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation is provided using the straight-line method over the estimated useful lives of the property and equipment which range up to 20 years.

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


DEPRECIATION AND AMORTIZATION (CONTINUED)

No depreciation or amortization expense was recorded for the 1996 fiscal year as operations of the steel mill had not commenced as of March 31, 1996.

START UP EXPENSES

All expenses incurred in connection with the start up of the steel mill have been expensed as incurred.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


B.       ACQUISITION

In August of 1995, the Company entered into an agreement with Shipyard Limited ("Shipyard") whereby the Company acquired the right, title and interest in two Exclusivity Letters Shipyard had entered into with Aberneath Industries Limited ("Aberneath") and Maritime Transport Services Limited ("Maritime") to acquire certain assets of these companies (see Note C). As consideration for the right, title and interest in these letters, the Company issued a total of 2,900,000 shares of common stock (850,000 of which were issued in fiscal year 1995 and recorded as a deposit) to Shipyard with a value of $1.75 per share, the fair value of the stock at the closing date.

Effective November 13, 1995, the Company completed the purchase of the operating equipment and the patents and trademarks from Aberneath. Total remaining consideration given for the assets was approximately $1,526,000 of which $1,395,000 was paid in cash and the remaining $131,000 was to be given as common stock of the Company representing 75,000 shares which will be issued in June, 1996, to reflect the November 13, 1995 closing as payment in full for the assets purchased. The common stock was valued at $1.75 per share.

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


B.       ACQUISITION (CONTINUED)

Effective November 13, 1995 the Company also acquired the land and buildings for the steel mill from Maritime. The total remaining consideration to be given was approximately $1,310,000 in cash and $131,000 in common stock of the Company, representing 75,000 shares valued at $1.75 per share. As of March 31, 1996, only $277,000 had been paid to Maritime. The remaining balance of the consideration has been recorded as a liability and is accruing interest at LIBOR plus 2% (8% at March 31, 1996) as defined in the agreement until the balance is paid in full. The carrying value of the liability approximates fair value based on current market rates. After full cash payment is made, the Company will issue 75,000 shares of common stock in full satisfaction of the transaction.

The acquisition and allocation to property and equipment and intangible assets is comprised of:

         Stock issued                                      $ 5,337,500
         Cash paid                                           1,671,729
         Liability recorded                                  1,033,561
         Commissioning costs capitalized                       346,739
                                                           -----------
                                                           $ 8,389,529
                                                           ===========

         Plant and machinery *                             $ 6,785,493
         Building *                                            810,410
         Land *  270,136
         Intangible assets *                                   523,490
                                                           -----------
                                                           $ 8,389,529

*        Allocation is based on the assets' relative value

Shares to be issued in fiscal year 1997 in connection with the November 13, 1995 transactions have been recorded as issued and outstanding at March 31, 1996.

C.       RELATED PARTY TRANSACTIONS

The Company currently has general administrative functions handled by another company, High Speed Technology which is owned 100% by the President of the Company. In addition, the Company is accruing consulting fees to the President of the Company for services performed.

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


C.       RELATED PARTY TRANSACTIONS (CONTINUED)

As of March 31, 1996 and 1995, funds were due to the President and High Speed Technology totalling $542,538 and $342,561 respectively. These amounts are payable on demand and are non-interest bearing. Total expenses associated with services provided by High Speed Technology were $18,000, $13,500, and $0.00 for the years ended March 31, 1996, 1995, and 1994, respectively. See Schedule IV to Form 10-K.

The President of the U.K. subsidiary is also a director of Shipyard, the company which held the original right, title and interest in the two Exclusivity Letters with Aberneath and Maritime at the time of the acquisition by the Company of the Exclusivity Letters (Note B).

In connection with its private placement of common stock (Note G), the Company paid $113,653 to Austin Friars Securities Limited as commission expense. The President of the Company is a director of Austin Friars Securities Limited.

A company, Zytec Systems Inc. (Zytec), had invested in common stock of the Company. Additional common stock of 493,870 shares was issued to Zytec in exchange for amounts due totalling $494, as of June 1993. At such date, there was no active trading market for the common stock issued. The Board of Directors valued the stock at $.001 per share. The balance of funds due was written off per agreement between the Company and Zytec.

Effective January 1, 1991, Zfax, Inc. had signed a management agreement with Hmanco, a company which is owned 100% by the President of the Company. The agreement at $9,250 a month was terminated effective February 28, 1994. Hmanco provided personnel for management, accounting, tax and administrative services for the Company. The Company, in fiscal 1993, agreed to issue 900,000 shares of stock to the President of the Company as of December 31, 1991 in exchange for reducing the debt owed to Hmanco at such date by $72,000. In October, 1992, the Company sold a part of its property and equipment to Hmanco in exchange for further reduction in the amount the Company owed. The Company converted additional balances due Hmanco into common stock of 2,849,730 shares of the Company totalling $2,850 as of June, 1993. During the fiscal year 1994 additional amounts accrued to Hmanco and again part of the balance accumulated as due of $3,631 was converted into 3,630,700 shares of common stock of the Company at $.001 a share in January 1994 and was issued to the President of the Company and his designee in exchange for reducing the debt. Any balances still due Hmanco at the end of fiscal 1994 were written off per agreement between the Company and Hmanco.

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



C.       RELATED PARTY TRANSACTIONS (CONTINUED)

Zfax, Inc. has sold the patents, regained from a previous sale, for $1,000 to the President of the Company, and a promissory note owned by Zfax Inc. for $100. The patent sale resulted in a loss of $12,843 and the sale of the promissory note in a loss of $60,744 in fiscal year 1994. See Note E for additional information.

As of March 31, 1995, the President of the Company agreed to purchase Zfax Inc. for the book value of the subsidiary. The subsidiary investment was a deficit of $197,025. The amount due the President is reflected in the total funds due the President of $342,561 as stated above.

D.       OPTIONS

The Company has granted stock options to certain directors, officers, and consultants to purchase shares of the Company's common stock under an unqualified plan. The options were originally granted on March 31, 1993 at $.10 a share which was equal to the current market price at grant date. On March 31, 1996, the options expired but were renewed for an additional three years with the same terms. The option price of $.10 per share was below market price on the renewal date which resulted in a charge to compensation expense of approximately $1,560,000 for the year ended March 31, 1996.

The options were fully vested at the renewal date and are currently exercisable. A summary of the stock option transactions follow:



                                                    NUMBER OF SHARES
                                                    ----------------
Options outstanding March 31, 1994                     1,802,000
         Expired                                        (115,000)
                                                       ---------
Options outstanding March 31, 1995                     1,687,000
         Renewed                                       1,622,000
         Expired                                      (1,687,000)
                                                      ----------
Options outstanding March 31, 1996                     1,622,000
                                                       =========

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


E.       COMMITMENTS

In fiscal 1993 stock was sold for $245,844 resulting in a loss of $216,656 in Zfax Inc. The funds were erroneously wired to another account. Only $150,000 was ultimately recovered. The balance of $95,844 was pursued by the Company from the various parties involved in the loss of funds. Zfax Inc. had received a secured promissory note due January 1, 1994, for $60,000 of the balance due.

The note is part of an investment unit of securities consisting of the note, 240,000 shares of the Maker's common stock and warrants to purchase 240,000 shares of the Maker's common stock. Management believes the balance of the amount due to be uncollectible and has sold the asset for $100 to the President of the Company in fiscal 1994.

In prior years, the Company sold its developed cellular facsimile product to a company that ultimately defaulted on its obligations. Retained earnings was restated at March 31, 1992 to reflect the final gain recognized on the sale based upon consideration actually paid. The Company has sold the patents for the cellular facsimile for $1000 to the President of the Company during fiscal year 1994.

F.       INCOME TAXES

The Company, as a Canadian corporation, does not file United States income tax returns. The UK subsidiary will file tax returns in the United Kingdom.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only component of deferred taxes for the Company is its net operating loss carryforwards of approximately $420,000 in Canada which begin to expire in 1996 and approximately $141,000 in the U.K. which may be carried forward indefinitely. Deferred tax assets at March 31, 1996, are:

                                                    1996                              1995
                                                    ----                              ----
Deferred tax assets                              $ 206,130                          $ 65,613
Valuation allowance                               (206,130)                          (65,613)
                                                  --------                          --------
Net deferred-tax asset                           $   ---                            $  ---
                                                 =========                          ========

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



F.       INCOME TAXES (CONTINUED)

The valuation allowance was increased by $140,517 and $65,613 during the fiscal years ended March 31, 1996 and 1995, respectively.

G.       STOCKHOLDERS' EQUITY

On January 24, 1994, the Company issued a total of 2,475,000 shares for $2,475 of new common stock to a series of non- affiliated investors in exchange for personal notes receivable. The stock was issued at $.001 a share. The stock will be held as collateral for payment on notes received. In fiscal 1995, the notes were considered paid via consultant fees owed by the Company and were released to each shareholder.

The Company received $10,000 in cash in July 1994 in exchange for 80,000 shares of newly issued common stock.

Subsequent to fiscal year ending March 1994, the Company realized that the issuance of stock in June 1993 and in January 1994 had been overvalued based on actual debt relieved. The financial statements have been restated to more accurately reflect the value of stock issued at such dates. The restatement impacted common stock, accounts payable, notes receivable and accumulated deficit. The total charge to common stock was $447,024.

Shares reserved for future issuance include 1,622,000 shares for stock options and 914,739 shares for warrants to be exercised. From time to time, the directors may declare and authorize payments of dividends to the stockholders of record. To date, no dividends have been declared or paid.

On March 31, 1995, in connection with the agreement with Shipyard, the Company issued 850,000 shares of common stock as a deposit for the right to acquire the title and interest in the Exclusivity Letters. During fiscal year 1996, the Company issued 4,567,356 shares of its common stock in connection with the acquisition of the steel mill.

Included in the shares issued were 2,050,000 shares issued to Shipyard (see Note B). In addition, 2,256,339 shares were issued during the year in a series of private placements by the Company, ranging in price from $1.00 to $1.50 per share for total proceeds of $2,023,113.

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


Further, 110,957 shares were issued at $1.00 per share for services provided in connection with the private placement.

In connection with the private placement, the purchasers of the common stock received warrants to acquire one share of common stock for each warrant presented. These warrants were deemed to have negligible value at the date of issuance. The warrants may be exercised at $1.75 per share at any time prior to the earlier of December 31, 1996 or the date ten days following receipt of notice from the Company that the common stock has traded for at least $3.00 per share for twenty consecutive business days. In a separate agreement, the Company issued 175,000 warrants (100,000 to a related party) to other parties allowing for the purchase of 175,000 shares of common stock at $2.00 per share. As of March 31, 1996, all warrants are outstanding.

H.       LOSSES FROM OPERATIONS AND CASH FLOW REQUIREMENTS

The Company has incurred losses from operations for the 1996 and 1995 fiscal years. In addition, the steel mill owned by the U.K. subsidiary was still in the commissioning process at March 31, 1996. Further, the Company's ability to generate sufficient cash flow to meet its current obligations is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Since March 31, 1996 additional funds of $582,542 have been received by the Company to commence operations. (See Note J).

The Company is currently seeking a listing on Le Nouveau Marche (a French domiciled emerging company stock exchange) in order to provide approximately $12,000,000 to $15,000,000 (gross proceeds) in financing for capital expenditures, elimination of debt and establishment of working capital.

I.       SALE OF SUBSIDIARY

The financial statements include the accounts of Stelax Industries Ltd. Its wholly owned United States subsidiary, Zfax, Inc. was sold to the President of the Company on March 31, 1995 for net book value which encompassed the deficit investment account and the related subsidiary receivable. As a result, a change in reporting entity occurred and the previously consolidated subsidiary is accounted for using the equity method of accounting in the restated financial statements.

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


Condensed financial information follows:

                                   Zfax Inc.
                            Condensed Balance Sheet

                                                        MARCH 31,
                                                          1995
                                                        ---------
Assets                                                      0
Liabilities                                              197,025
Accumulated Deficit                                     (197,025)

                                   Zfax Inc.
                       Condensed Statement of Operations

                                MARCH 31,               MARCH 31,
                                   1995                   1994
                               ------------             ---------
Net Sales                          ---                    3740
Selling, general and
  administrative expense           832                   153,056
Extraordinary gain item            ---                   391,668
Net gain (loss)                   (832)                  241,742

J.       SUBSEQUENT EVENTS

On April 10, 1996, the Company entered into an agreement with Maritime to extend the due date on the remaining purchase price due to Maritime from April 10, 1996 to July 15, 1996. The balance will continue to accrue interest until the balance is paid in full. The Company agreed to issue an additional 75,000 shares of its common stock to Maritime in consideration of the extension of payment.

During April and May of 1996, the Company issued a series of convertible notes for total proceeds of $582,542 for working capital. The notes bear interest at a rate of 7% per annum and are due one year after the issuance date. The holder of a note may convert the principal amount of the note into common stock at any time beginning forty-one days from the issuance date of the note. The conversion price per share is equal to a 22% discount to the 10-day average bid price of the stock at the time notice of conversion is given.

                             STELAX INDUSTRIES LTD.
                          (formerly Zfax Image Corp.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


The Company is acquiring raw materials for manufacturing and production is in process on an order-specific basis.

                            STELAX INDUSTRIES LTD.
                         (formerly Zfax Image Corp.)
        SCHEDULE IV -- INDEBTEDNESS TO RELATED PARTIES -- NOT CURRENT
                     (Presented in United States Dollars)



                              Balance at
                             Beginning of                                                 Balance at
 Debtor                          Year                Additions           Deductions       End of Year
- -----------------------------------------------------------------------------------------------------
 March 31, 1996
- ---------------
 Registrant

 Harmon Hardy, Jr.              $285,318               $181,688               ---            $467,006
 High Speed Tech                 58,031                 17,501               ---              75,532
 Hmanco, Inc.                      (788)                   788               ---                   0


 March 31, 1995
- ---------------
 Harmon Hardy, Jr.                    0                285,318               ---             285,318
 Note 1                               0                 58,031               ---              58,031
 High Speed Tech                      0                    ---              (788)               (788)
 Note 2
 Hmanco, Inc.

 March 31, 1994
- ---------------
 Harmon Hardy, Jr.                    0                    ---               ---                   0
 High Speed Tech                      0                    ---               ---                   0
 Hmanco, Inc.                         0                    ---               ---                   0

 Subsidiary
 March 31, 1995
- ---------------
 Hmanco, Inc.                         0                    ---               ---                   0
 Zytec Computer Corp.
 Aftech Leasing                       0                    ---               ---                   0
 Harmon Hardy, Jr.                    0                    ---               ---                   0
                                  8,331                    ---               ---               8,331

Note 1. Consulting and travel expenses incurred. Of total increase, $197,025 represents amount owed due to sale of subsidiary.  See Note C for more information.

       2.  General administrative charges incurred.

                                 EXHIBIT INDEX


EXHIBIT
 NUMBER                   DESCRIPTION
- --------                  -----------
3(e)             Amendment to Articles of the Company
                 changing the name to "Stelax Industries Ltd."

4(b)             Form of 7% Convertible Note due August 31, 1997

27               Financial Data Schedule