Form 10-K/A
period 1996-03-31
STELAX INDUSTRIES LTD
filed 1996-07-25
CIK 847541

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KA

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

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS AND OFFICERS

         The director and executive officers of the Company as of June 30, 1996 are as follows:



Name and Age                Position                       Served In Office Since
- ------------                --------                       ----------------------
Harmon S. Hardy, 67         Chairman of the                         1987
                              Board, President
                              and Chief Financial Officer

Ruben Grubner, 40           Director                                1995

William D. Alexander, 47    Director                                1996


Harmon S. Hardy has been the President of the Company since its inception in May, 1987. Additionally, Mr. Hardy is Chairman of Austin Friars Securities Limited, a London based investment banking firm, and is Chairman and President of various other entities. Mr. Hardy devotes a substantial portion of his time to the matters and business of the Company.

Ruben Grubner has been President of Altec Travel, a travel service firm in Vancouver, B.C., Canada since 1978.

William D. Alexander has been a Vice-President since 1987 with Bank of Nova Scotia in Toronto, Canada.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% stockholders are required by regulations promulgated by the Securities and Exchange Commission to furnish the Company copies of all Section 16(a) reports they file.

         The Company believes all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with through March 31, 1996 except the following: a Form 3 Initial Report for Ruben Grubner was filed delinquently.

ITEM 11.    EXECUTIVE COMPENSATION

         No officer of the Company received compensation during the fiscal year ended March 31, 1996. However, the Company incurred a non-cash charge (offset by an increase in equity) of $1,560,000 for the year ended March 31, 1996 as a result of renewing certain options held by the President of the Company.

         See also, Item 13.  Certain Relationships and Related Transactions.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of July 15, 1996, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) each of the executive officers of the Company; (iii) each director of the Company; and (iv) all officers and directors as a group:


- ------------------------------------------------------------------------------------------------------
    Name and Address of Beneficial            SHARES OF COMMON STOCK               PERCENTAGE OF CLASS
                Owners(1)                       BENEFICIALLY OWNED
- ------------------------------------------------------------------------------------------------------
 Harmon S. Hardy, Jr.
 4287-A Belt Line Road, #195
 Dallas, Texas 75244                                4,096,700(2)                         13.88%
- ------------------------------------------------------------------------------------------------------
 Ruben Grubner                                         -0-                                 -0-
- ------------------------------------------------------------------------------------------------------
 William D. Alexander                                  -0-                                 -0-
- ------------------------------------------------------------------------------------------------------
 All Officers and Directors as a
 Group (3 persons)                                  4,096,700(2)                         13.88%
- ------------------------------------------------------------------------------------------------------



     (1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock showing as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.

     (2)  Includes options to purchase 1,016,000 shares of common stock.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company currently has general administrative functions handled by another company, High Speed Technologies, Inc., which is one hundred percent (100%) owned by Harmon S. Hardy, the President of the Company. In addition, the Company is accruing consulting fees to the President of the Company for services performed. These amounts are non-interest bearing and are payable on demand. As of March 31, 1996, funds were due to the President and High Speed Technologies, Inc. totaling $542,538. Total expenses (including consulting fees) associated with services provided during the year ended March 31, 1996 were $90,000.

         In connection with the Private Placement of the Common Stock as described in Item 1. Business, the Company paid $113,653, as commission expense, to Austin Friars Securities Limited, an affiliate of Harmon S. Hardy, the President of the Company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        STELAX INDUSTRIES, LTD.



                                        /s/ Harmon S. Hardy, Jr.
                                        ------------------------------------
Date:  July 22          , 1996          Harmon S. Hardy, Jr., President
       -----------------------