Form 10-Q
period 1996-06-30
STELAX INDUSTRIES LTD
filed 1996-08-14
CIK 847541

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                      Commission File Number 033-27667-FW

                             STELAX INDUSTRIES LTD.
                             ----------------------
             (Exact name of registrant as specified in its charter)

British Columbia                                                    NONE
- ----------------                                                    ----
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                      P.O. Box 4287-A, Belt Line Rd., #195
                              Dallas, Texas 75244
                              -------------------
              (Address of principal executive offices) (Zip Code)

              Registrant's telephone number, including area code:
                                 (214) 416-7123

          ______________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)  No (  )

The number of shares outstanding of registrant's Common Stock at June 30, 1996:
19,971,527.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION                     Page
                                                                            ----
ITEM 1.  Financial Statements.
                                                                              1

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.                                               5

                          PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.                                    6

         Signature Page                                                       7

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                             STELAX INDUSTRIES LTD.

                          CONSOLIDATED BALANCE SHEETS
                      (Presented in United States Dollars)

         ASSETS
                                                                                    June 30,       March 31,
                                                                                      1996           1996
                                                                                    Unaudited
                                                                                 ------------    ------------
CURRENT ASSETS:
    Cash                                                                         $    584,323    $     41,147
    Accounts receivable-trade                                                          85,447              --
                       -other                                                           6,600              --
    Inventory                                                                          85,502           3,365

                                                                                 ------------    ------------
    Total Current Assets                                                              761,872          44,512

PROPERTY & EQUIPMENT-AT COST:
    Plant & Machinery                                                               6,974,328       6,785,493
    Building                                                                          866,010         810,410
    Land                                                                              270,136         270,136

                                                                                 ------------    ------------
                                                                                    8,110,474       7,866,039
    Accumulated Depreciation                                                          (88,313)             --

                                                                                 ------------    ------------
    Total Property & Equipment                                                      8,022,161       7,866,039

INTANGIBLE ASSETS (accumulated amortization of
    $10,835 at June 30, 1996)                                                         512,655         523,490

OTHER ASSETS                                                                           20,628          15,300

                                                                                 ------------    ------------

TOTAL ASSETS                                                                     $  9,317,316    $  8,449,341
                                                                                 ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Accounts payable                                                             $    155,354    $    264,041
    Payable to Maritime                                                             1,033,561       1,033,561
    Convertible note payable                                                          564,179              --
    Accrued interest                                                                   73,744          52,899
    Payable to related parties (Note 4)                                               626,898         542,538

                                                                                 ------------    ------------
    Total Current Liabilities                                                       2,453,736       1,893,039

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5):
    Common stock - 50,000,000 shares
    authorized, no stated par value;
    issued and outstanding 19,971,527 and
    18,733,906 shares at June 30, 1996
    and March 31, 1996, respectively                                               11,818,691      11,291,686
    Accumulated deficit                                                            (4,955,111)     (4,735,384)

                                                                                 ------------    ------------
                                                                                   $6,863,580    $  6,556,302

                                                                                 ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                           $  9,317,316    $  8,449,341
                                                                                 ============    ============

    See notes to financial statements.

                             STELAX INDUSTRIES LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States Dollars)
                                   Unaudited

                                                                      Three Months Ended

                                                                 -----------------------------

                                                                    June 30,        June 30,
                                                                      1996            1995

                                                                 -------------   ------------
Sales                                                            $      89,248   $         --
Cost of sales                                                           58,010             --

                                                                 -------------   ------------
 Gross Profit                                                           31,238             --

Selling, general and administrative
  expenses (including depreciation and amortization
  of $99,148 for the period ended June 30, 1996)                       228,245         35,147

                                                                 -------------   ------------
   Net loss from operations                                           (197,007)       (35,147)

Other income (expenses):
  Interest expense                                                     (20,845)            --

Net loss                                                         $     217,852   $     35,147
                                                                 =============   ============

Net loss per share                                               $       (0.01)  $     (0.002)
                                                                 =============   ============




    See notes to financial statements.

                             STELAX INDUSTRIES LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States Dollars)
                                   Unaudited

                                                                        Three Months Ended

                                                                 -----------------------------

                                                                    June 30,        June 30,
                                                                      1996            1995

                                                                 --------------  -------------
OPERATING ACTIVITIES
  Net loss                                                       $     (217,852) $     (35,147)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Depreciation and amortization                                        99,148             --
    Changes in operating assets and
      liabilities:
      Decrease (increase) in receivables                                (92,047)            --
      Decrease (increase) in inventory & other assets                   (87,465)            --
      Increase (decrease) in accounts
         payable & accrued interest                                      (3,482)        35,117
      Foreign currency transaction loss                                  (1,875)            --

                                                                 --------------  -------------
Net cash used in operating activities                                  (303,573)           (30)

INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles                        (113,185)            --

                                                                 --------------  -------------
Net cash used by investiing activities                                 (113,185)            --

FINANCING ACTIVITIES:
  Convertible note payable                                              564,179             --
  Net proceeds from common stock                                        395,755             --

                                                                 --------------  -------------
Net cash provided by financing activities                               959,934             --


                                                                 --------------  -------------
Increase (decrease) in cash and cash
  equivalents                                                           543,176            (30)

Cash & cash equivalents at beginning
  of period                                                              41,147             67

                                                                 --------------  -------------

Cash & cash equivalents at end of period                         $      584,323  $          37
                                                                 ==============  =============

  Interest paid                                                  $            0  $           0
                                                                 ==============  =============

  Income taxes paid                                              $            0  $           0
                                                                 ==============  =============

Non Cash Transactions:

  Investment acquired by equity issue                            $      131,250  $          --
                                                                 ==============  =============

  Option to purchase investment acquired by equity
  issue                                                          $           --  $     500,000
                                                                 ==============  =============



    See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (presented in United States dollars)
                                  (Unaudited)

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the three months ended June 30, 1996 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 1996.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares, 19,390,909 and 16,166,550 outstanding during the three month period ended June 30, 1996 and 1995, respectively.

(3)  INCOME TAXES

The Company has net operating loss carryforwards of approximately $420,000 for Canada and $141,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of June 30, 1996, funds are owed by the Company totaling $626,898 to the President of the Company and his affiliates. As of March 31, 1996, the Company owed such parties $542,538.

(5) STOCKHOLDERS' EQUITY

The Company received a net $1,091,185 from the sale of convertible notes payable and common stock. Part of the convertible notes payable was converted by June 30, 1996. Subsequent to June 30, 1996, an additional $491,212 has been converted.

In April, 1996, the Company granted 375,000 in common stock options at prices ranging from $2.00 to $5.00 for corporate relation support and consideration for the Company financing that occurred in the prior year.

(6) SUBSEQUENT EVENT

In July, 1996, the Company completed a public stock offering on the Le Nouveau Marche, a subordinate trading board of France's Bourse stock exchange for approximately $10.8 million.

                                     PART I

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Results of Operation.

         During the fiscal quarter ended June 30, 1996, the Company commenced initial shipments of product from its facilty in Wales, United Kingdom. Revenues were $89,248 with cost of sales of $58,010. The Company's selling, general and administrative expenses were $228,245 reflecting costs incurred in maintaining the facility pending completion of the Company's financing which occurred in July 1996. As the Company acquired the steel mill facility in November 1995 there are no comparable results of operations for the fiscal quarter ended June 30, 1995.

Liquidity and Capital Resources

         In July 1996 the Company raised $10,800,000 in equity. These funds are sufficient for the Company to pursue its business objectives to increase to full production of the Company's steel mill facility and purchase raw inventory for sales of the Company's stainless steel products.

                                    PART II


ITEM 6.  Exhibits and Reports on Form 8-K

The Company filed a report on Form 8-K (Report dated May 23, 1996) during the first quarter for which this Form 10-Q is filed.

                                   SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                           STELAX INDUSTRIES LTD.


Date: August 14, 1996


                                           /s/ Harmon Hardy
                                           -------------------------------------
                                           Harmon Hardy
                                           President/Chief Financial Officer

                                 EXHIBIT INDEX



Exhibit No.         Description
- -----------         -----------

    27              Financial Data Schedule