Form 10-Q
period 1996-09-30
STELAX INDUSTRIES LTD
filed 1996-11-19
CIK 847541

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

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


British Columbia                                            NONE
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

                   ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)  No (  )

The number of shares outstanding of registrant's Common Stock at September 30, 1996: 31,869,285.

                                     INDEX

                         PART I.  FINANCIAL INFORMATION

                                                                          Page
                                                                          ----
ITEM 1.  Financial Statements.                                              2

ITEM 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.                                 6

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.                                  7

                 Signature Page.                                            8

                                     PART I

ITEM 1.  Financial Statements

The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at September 30, 1996 and September 30, 1995.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited financial statements at and for the fiscal year ended March 31, 1996.

                             STELAX INDUSTRIES LTD.

                          CONSOLIDATED BALANCE SHEETS
                      (Presented in United States Dollars)

                      ASSETS
                                                        September30            March31,
                                                           1996                 1996
                                                        Unaudited
                                                       ------------         ------------
CURRENT ASSETS:
    Cash                                               $  8,060,988         $     41,147
    Accounts receivable-trade                                97,025                 ----
    Inventory                                               845,319                3,365

                                                       ------------         ------------
    Total Current Assets                                  9,003,332               44,512

PROPERTY & EQUIPMENT-AT COST:
    Plant & Machinery                                     7,162,647            6,785,493
    Building                                                810,410              810,410
    Land                                                    270,136              270,136

                                                       ------------         ------------
                                                          8,243,193            7,866,039
    Accumulated Depreciation                               (183,311)                ----

                                                       ------------         ------------
    Total Property & Equipment                            8,059,882            7,866,039

INTANGIBLE ASSETS (accumulated amortization o
    $22,097 at September  30, 1996)                         501,393              523,490

OTHER ASSETS                                                 21,336               15,300

                                                       ------------         ------------

TOTAL ASSETS                                           $ 17,585,943         $  8,449,341
                                                       ============         ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                   $    706,575         $    264,041
    Payable to Maritime                                         ---            1,033,561
    Convertible note payable                                195,982                 ----
    Accrued interest                                            ---               52,899
    Payable to related parties (Note 4)                     261,936              542,538

                                                       ------------         ------------
    Total Current Liabilities                             1,164,493            1,893,039

STOCKHOLDERS' EQUITY (DEFICIT) (Note 5):
    Common stock - 50,000,000 shares
    authorized, no stated par value;
    issued and outstanding 31,869,285 and
    18,733,906 shares at September 30, 1996
    and March 31, 1996, respectively                     21,848,087           11,291,686
    Accumulated deficit                                  (5,426,637)          (4,735,384

                                                       ------------         ------------
                                                       $ 16,421,450         $  6,556,302

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                 $ 17,585,943         $  8,449,341
                                                       ============         ============

    See notes to financial statements.

                             STELAX INDUSTRIES LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States Dollars)
                                   Unaudited




                                                  Three Months Ended                         Six Months Ended
                                           --------------------------------          ---------------------------------
                                            September 30,     September 30,          September 30,      September 30,
                                                1996               1995                  1996               1995
                                           --------------     -------------          -------------     ---------------
 Sales
                                           $    2,202           $      ----            $   91,450          $      ----

 Cost of Sales                                 67,598                  ----               125,608                 ----
                                           ----------            ----------            ----------           ----------
 Gross Profit                                 (65,396)                 ----               (34,158)                ----

 Selling, general and administrative
  expenses (including depreciation and
  amortization of $205,408 for the six
  months ended September 30, 1996)            473,305                87,829               701,550              122,976
                                           ----------            ----------            ----------           ----------
 Net loss from operations                    (538,701)              (87,829)             (735,708)            (122,976)

 Other income (expense):
  Interest income                              84,022                  ----                84,022                 ----
  Interest expense                             (3,492)                 ----               (24,337)                ----
                                           ----------            ----------            ----------           ----------
 Net loss                                  $ (458,171)           $  (87,829)           $ (676,023)          $ (122,976)
                                           ==========            ==========            ==========           ==========

 Net loss per share                        $   (0.015)           $   (0.005)           $   (0.027)          $   (0.008)
                                           ==========            ==========            ==========           ==========




See notes to financial statements.

                             STELAX INDUSTRIES LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States Dollars)
                                   Unaudited



                                                                           Six Months Ended
                                                                 -----------------------------------
                                                                  September 30,        September 30,
                                                                      1996                 1995
                                                                 --------------        -------------
OPERATING ACTIVITIES
  Net loss                                                       $     (676,023)       $    (122,976)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Depreciation and amortization                                       205,408                 ----
    Changes in operating assets and
      liabilities:
      Decrease (increase) in receivables                                (97,025)                ----
      Decrease (increase) in investment option                             ----             (384,650)
      Decrease (increase) in inventory & other assets                  (847,990)                -----
      Increase (decrease) in accounts
         payable & accrued interest                                     109,033               90,355
      Foreign currency transaction loss                                 (15,231)                ----

                                                                 --------------        -------------
Net cash used in operating activities                                (1,321,828)            (417,271)

INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles                        (246,114)                ----

                                                                 --------------        -------------
Net cash used by investiing activities                                 (246,114)                ----

FINANCING ACTIVITIES:
   Note payable issue                                                   195,982              300,000
   Payment of Maritime payable                                       (1,033,561)                ----
   Net proceeds from common stock                                    10,425,362              185,686

                                                                 --------------        -------------
Net cash provided by financing activities                             9,587,783              485,686

                                                                 --------------        -------------
Increase (decrease) in cash and cash
  equivalents                                                         8,019,841               68,415

Cash & cash equivalents at beginning
  of period                                                              41,147                   67

                                                                 --------------        -------------

Cash & cash equivalents at end of period                         $    8,060,988        $      68,482
                                                                 ==============        =============

  Interest paid                                                  $       77,236        $           0
                                                                 ==============        =============

  Income taxes paid                                              $            0        $           0
                                                                 ==============        =============
Non Cash Transactions:

  Investment acquired by equity issue                            $      131,040        $        ----
                                                                 ==============        =============

  Option to purchase investment acquired by equity
      issue                                                      $         ----        $     500,000
                                                                 ==============        =============


    See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (presented in United States dollars)
                                  (Unaudited)

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the six months ended September 30, 1996 are not necessarily indicative of results to be expected for the entire year.
These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 1996.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares, 24,602,211 and 16,229,506 outstanding during the six month period ended September 30, 1996 and 1995, respectively.

(3)  INCOME TAXES

The Company has net operating loss carryforwards of approximately $420,000 for Canada and $141,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of September 30, 1996, funds are owed by the Company totaling $261,936 to the President of the Company and his affiliates. As of March 31, 1996, the Company owed such parties $542,538.

(5) STOCKHOLDERS' EQUITY

The Company received a net $10,425,362 from the completion of a public stock offering on the Le Nouveau Marche in July, 1996, a subordinate trading board of France's Bourse stock exchange. Additionally, the Company sold convertible notes payable, of which an unconverted balance of $195,982 remains at September 30, 1996.

The Company issued the final common stock required per the terms of the asset acquisition agreement from fiscal year 1996, equaling 74,880 shares valued at $131,040.

In July, 1996, the Company paid the balance of the amount owed to Maritime per the terms of the asset acquisition agreement. As a result of the agreement and the payment occurring in the United Kingdom, the Company has a translation loss of $15,231 recorded as a reduction to stockholders' equity.

In April, 1996, the Company granted 375,000 in common stock options at prices ranging from $2.00 to $5.00 for corporate relation support and consideration for the Company financing that occurred in the prior year.

                                     PART I

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Results of Operation.

         During the six months ended September 30, 1996, the Company commenced initial shipments of product from its facilty in Wales, United Kingdom. Revenues were $91,450 with cost of sales of $125,608 for the six month period. The Company's selling, general and administrative expenses were $701,550 reflecting costs incurred in maintaining the facility pending completion of the Company's financing, which occurred in July 1996, and recommencing operations. As the Company acquired the steel mill facility in November 1995, there are no comparable results of operations for the three months or six months ended September 30, 1995.

Liquidity and Capital Resources

         In July 1996 the Company raised a net amount of $10,425,000 in equity. These funds are sufficient for the Company to pursue its business objectives over the next twelve months including bringing to full production the Company's steel mill facility and purchasing raw inventory for sales of the Company's stainless steel products.

                                    PART II


ITEM 6.         Exhibits and Reports on Form 8-K

The Company filed two reports on Form 8-K (Report dated July 1, 1996 and Report dated July 11, 1996) during the second quarter for which this Form 10-Q is filed, both reporting on Item 5. Other Events.

                                  SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                         STELAX INDUSTRIES LTD.

Date:   November 19, 1996
     -----------------------
                                         /s/ Harmon Hardy
                                         --------------------------------------

                                         Harmon Hardy
                                         President/Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27             -  Financial Data Schedule
