Form 10-Q
period 1996-12-31
STELAX INDUSTRIES LTD
filed 1997-02-13
CIK 847541

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 1996

                                       OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

                      Commission File Number 033-27667-FW

                             STELAX INDUSTRIES LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


British Columbia                                         NONE
----------------                                         ----
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


                         4004 Beltline Road, Suite 107
                              Dallas, Texas 75244
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

             Registrant's telephone number, including area code:
                               (972) 490-5566

                            --------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)       No (  )

The number of shares outstanding of registrant's Common Stock at December 31,
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

                                     PART I

ITEM 1. Financial Statements

The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at December 31, 1996 and Demcember 31, 1995.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited financial statements at and for the fiscal year ended March 31, 1996.

                             STELAX INDUSTRIES LTD.

                          CONSOLIDATED BALANCE SHEETS
                      (Presented in United States Dollars)

                  ASSETS
                                                   December 31,      March 31,
                                                       1996            1996
                                                   (Unaudited)
                                                   ------------    ------------
CURRENT ASSETS:
    Cash                                           $  7,395,982    $     41,147
    Accounts receivable-trade                           269,111            --
    Receivable from related parties (Note 4)             15,910            --
    Inventory                                           694,024           3,365

                                                   ------------    ------------
    Total Current Assets                              8,375,027          44,512

PROPERTY & EQUIPMENT-AT COST:
    Plant & Machinery                                 7,348,484       6,785,493
    Building                                            810,410         810,410
    Land                                                270,136         270,136

                                                   ------------    ------------
                                                      8,429,030       7,866,039
    Accumulated Depreciation                           (307,848)           --

                                                   ------------    ------------
    Total Property & Equipment                        8,121,182       7,866,039

INTANGIBLE ASSETS (accumulated amortization of
    $36,567 at December 31, 1996)                       508,247         523,490

OTHER ASSETS                                             70,531          15,300

                                                   ------------    ------------

TOTAL ASSETS                                       $ 17,074,987    $  8,449,341
                                                   ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                               $    679,244    $    264,041
    Payable to Maritime                                    --         1,033,561
    Convertible note payable                            195,982            --
    Accrued interest                                       --            52,899
    Payable to related parties (Note 4)                 198,213         542,538

                                                   ------------    ------------
    Total Current Liabilities                         1,073,439       1,893,039

STOCKHOLDERS' EQUITY (Note 5):
    Common stock - 50,000,000 shares
     authorized, no stated par value;
     issued and outstanding 31,869,285 and
     18,733,906 shares at December 31, 1996
     and March 31, 1996, respectively                21,841,087      11,291,686
    Accumulated deficit                              (5,839,539)     (4,735,384)

                                                   ------------    ------------
                                                   $ 16,001,548    $  6,556,302

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                             $ 17,074,987    $  8,449,341
                                                   ============    ============

    See notes to financial statements.

                             STELAX INDUSTRIES LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States Dollars)
                                   Unaudited


                                                            Three Months Ended              Nine Months Ended
                                                       ----------------------------    ----------------------------
                                                       December 31,    December 31,    December 31,    December 31,
                                                           1996            1995            1996            1995
                                                       ------------    ------------    ------------    ------------
 Sales                                                 $    214,926    $       --      $    306,376    $       --
 Cost of Sales                                              301,399            --           427,007            --
                                                       ------------    ------------    ------------    ------------

 Gross Profit                                               (86,473)           --          (120,631)           --

 Selling, general and administrative
   expenses (including depreciation and amortization
   of $344,415 for the nine months ended December
   31, 1996)                                                686,012         210,314       1,387,562         333,290
                                                       ------------    ------------    ------------    ------------
 Net loss from operations                                  (772,485)       (210,314)     (1,508,193)       (333,290)

 Other income (expense):
  Interest income                                            72,156            --           156,178            --
  Interest expense                                             --           (31,119)        (24,337)        (31,119)
                                                       ------------    ------------    ------------    ------------

 Net loss                                              $   (700,329)   $   (241,433)   $ (1,376,352)   $   (364,409)
                                                       ============    ============    ============    ============

 Net loss per share                                    $      (0.02)   $      (0.01)   $      (0.05)   $      (0.02)
                                                       ============    ============    ============    ============





See notes to financial statements.

                             STELAX INDUSTRIES LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States Dollars)
                                   Unaudited

                                                             Nine Months Ended
                                                        ----------------------------
                                                        December 31,    December 31,
                                                            1996            1995
                                                        ------------    ------------
OPERATING ACTIVITIES
  Net loss                                              $ (1,376,352)   $   (364,409)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Depreciation and amortization                            344,415            --
    Changes in operating assets and
      liabilities:
      Decrease (increase) in receivables                    (285,021)           --
      Decrease (increase) in investment option                  --           212,500
      Decrease (increase) in inventory & other assets       (745,890)           --
      Increase (decrease) in accounts
         payable & accrued interest                           17,979         354,472
      Foreign currency transaction gain                      272,196            --

                                                        ------------    ------------
Net cash used in operating activities                     (1,772,673)        202,563

INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles             (453,275)     (2,896,631)

                                                        ------------    ------------
Net cash used by investing activities                       (453,275)     (2,896,316)

FINANCING ACTIVITIES:
   Note payable issue                                        195,982         299,985
   Issue (payment) of Maritime payable                    (1,033,561)      1,255,305
   Net proceeds from common stock                         10,418,362       1,418,026

                                                        ------------    ------------
Net cash provided by financing activities                  9,580,783       2,973,316


                                                        ------------    ------------
Increase (decrease) in cash and cash
  equivalents                                              7,354,835         279,248

Cash & cash equivalents at beginning
  of period                                                   41,147              67

                                                        ------------    ------------

Cash & cash equivalents at end of period                $  7,395,982    $    279,315
                                                        ============    ============

  Interest paid                                         $     77,236    $          0
                                                        ============    ============

  Income taxes paid                                     $          0    $          0
                                                        ============    ============

Non Cash Transactions:

  Investment acquired by equity issue                   $    131,040    $  5,337,500
                                                        ============    ============




    See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (presented in United States dollars)
                                  (Unaudited)

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the nine months ended December 31, 1996 are not necessarily indicative of results to be expected for the entire year.
These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 1996.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares, 27,033,377 and 16,672,344 outstanding during the nine month period ended December 31, 1996 and 1995, respectively.

(3)  INCOME TAXES

The Company has net operating loss carryforwards of approximately $420,000 for Canada and $141,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of December 31, 1996, funds are owed by the Company totaling $198,213 to the President of the Company and his affiliates and funds are due from a director of the Company totaling $15,910. As of March 31, 1996, the Company owed the President and his affiliates $542,538.

(5) STOCKHOLDERS' EQUITY

The Company received a net $10,418,362 from the completion of a public stock offering on the Le Nouveau Marche in July, 1996, a subordinate trading board of France's Bourse stock exchange. Additionally, the Company sold convertible notes payable, of which an unconverted balance of $195,982 remains at December 31, 1996.

The Company issued the final common stock required per the terms of the asset acquisition agreement from fiscal year 1996, equaling 74,880 shares valued at $131,040.

In July, 1996, the Company paid the balance of the amount owed to Maritime per the terms of the asset acquisition agreement. As a result of the Company's subsidiary operating in the United Kingdom, the Company has periodoic adjustments in its financials due to fluctuating exchange rates. At December 31, 1996, the Company has incurred a translation gain of $272,196 recorded as an increase to stockholders' equity.

In April, 1996, the Company granted 375,000 in common stock options at prices ranging from $2.00 to $5.00 for corporate relation support and consideration for the Company financing that occurred in the prior year.

                                     PART I

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

Results of Operation.

       During the nine months ended December 31, 1996, the Company commenced initial shipments of product from its facilty in Wales, United Kingdom. Revenues were $214,926 with cost of sales of $301,399 for the three month period and $306,376 with cost of sales of $427,007 for the nine month period reflecting an increasing amount of stainless steel products sold over prior quarters. The Company's selling, general and administrative expenses were $686,012 for the three month period and $1,387,562 for the nine month period reflecting costs incurred in maintaining the facility pending completion of the Company's financing, which occurred in July 1996, and recommencing operations. As the Company acquired the steel mill facility in November 1995, there are no comparable results of operations for the three months or nine months ended December 31, 1995.

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

                                    PART II


ITEM 6.       Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the third quarter for which this Form 10-Q is filed.

                                   SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.





                                           STELAX INDUSTRIES LTD.


Date:      February 13, 1997


                                           /s/ Harmon Hardy
                                           ------------------------------------
                                           Harmon Hardy
                                           President/Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
