Form 10-K
period 1997-03-31
STELAX INDUSTRIES LTD
filed 1997-07-14
CIK 847541

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
         (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1997 or

         ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________.

                             STELAX INDUSTRIES LTD.
             (Exact name of registrant as specified in its charter)
                         COMMISSION FILE NUMBER 0-18052

BRITISH COLUMBIA, CANADA                                    NONE
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

4004 BELTLINE ROAD., SUITE 107, DALLAS, TEXAS               75244
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:      (972) 233-6041

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 1997 was approximately $19,500,000. At June 30, 1997 there were 31,869,285 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                 NOT APPLICABLE

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

Stelax Industries Ltd. (the "Registrant") was incorporated under the laws of British Columbia, Canada in May 1987. The Registrant's principal activities are conducted through its wholly-owned subsidiary, Stelax (U.K.) Limited, a corporation organized under the laws of the United Kingdom ["Stelax (U.K.)"]. The Company owns certain real and personal property in Wales, United Kingdom comprising the Aberneath steel mill facilities (the "Aberneath Facility"). Stelax (U.K.) produces two separate product lines through the Aberneath
Facility: (i) a variety of solid stainless steel products in numerous sizes utilizing traditional hot-rolled, solid stainless steel production techniques and (ii) Nuovinox(TM), a stainless steel cladded product with a carbon steel core utilizing the Company's unique patented manufacturing process. See "--- Products", below.

During the fiscal year ended March 31, 1997 most of the Company's efforts were dedicated to recommissioning the Aberneath Facility which had been acquired by the Company in November 1995, commencing production of the Company's stainless steel products and developing a market for the Company's Nuovinox products for which the Company anticipates greater margins and profitability as compared to the traditional stainless steel products.

The Registrant's principal executive offices are located at 4004 Beltline Rd., Suite 107, Dallas, Texas 75244, and its telephone number is (972) 233-6041. Unless otherwise required by the context, the term "Company" as used herein shall mean the Registrant and Stelax (U.K.). The Registrant changed its name from ZFAX Image Corp. to its present name in May 1996.

OFFERING OF STOCK

On July 11, 1996, the Registrant completed the sale of 10,800,000 shares its common stock, no par value (the "Common Stock"), through the facilities of the Le Nouveau Marche of the Paris Stock Exchange in Paris, France. As a part of such sale the Registrant listed such shares of Common Stock on the Le Nouveau Marche. The Registrant raised an aggregate of $10,831,000 from the sale of such shares. The Registrant used $1,110,797 to repay the then outstanding principal and interest balance on a mortgage on the Aberneath Facility. The balance of the proceeds have been used for general working capital purposes of the Company including the purchase of raw materials and financing of the Company's accounts receivable.

THE ABERNEATH FACILITY

The Aberneath Facility is located at Briton Ferry, Neath in South Wales, United Kingdom. The facility is located on the banks of the River Neath beside a deep water wharf and close to highway and national rail links. The facility includes approximately five (5) acres of land. The steel mill plant is divided into three bays, each approximately 650 feet long, for a total of approximately 130,000 square feet of production space. There is a separate building on the premises with approximately 8,000 square feet of office and administrative space.

The facility has an open air storage and preparation area covering approximately two acres of land for the purpose of storing billets and preparing scrap metal for use in the Company's Nuovinox product. The interior of the plant contains a modern walking beam furnace, a rolling mill, a cooling and finishing area and a quality control process area. All production areas in the plant are serviced by overhead gantries or pedestal mounted or mobile cranes.

As of the year ended March 31, 1997, the steel mill had been recommissioned and was producing various stainless steel products for sale. Additionally, as of March 31, 1997, the Company has produced limited quantities of Nuovinox for use by potential customers in their testing and evaluation of the product.

In May 1997 the Company acquired a planetary rolling mill from a company located in Germany. The acquisition of this rolling mill will increase the rolling capability of the Aberneath Facility by fifty percent.

PRODUCTS

The Aberneath facility is capable of producing two distinct product lines: (i) traditional hot-rolled, solid stainless steel bar and (ii) the Company's patented Nuovinox product, a stainless steel cladded product with a carbon steel core. Both of the Company's product lines can be manufactured in flat bar, round bar and pipe of various sizes and dimensions.

Stainless steel products produced by the Company are hot rolled from stainless steel billets purchased from foundries. While periodic shortages exist from time to time on a worldwide basis, the Company believes that raw material for the Company's stainless steel products is generally available. The Company does not depend on specific suppliers of stainless steel as billets are widely available.

Nuovinox is a carbon steel product cladded with stainless steel. The Company manufactures a stainless steel pipe from purchased sheet stainless steel and, through a patented process, fills the stainless steel pipe with treated scrap metal meeting the Company's technical requirements. The resultant product, which generally consists of up to 25% of stainless steel by weight, has created a molecular bond between the carbon steel core and the stainless steel exterior, has corrosion resistant properties comparable to stainless steel and achieves superior level of mechanical strength when compared with coated steels manufactured by other parties. The Company believes scrap metal meeting the Company's technical requirements is generally available.

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

The Company believes Nuovinox will compete with carbon and stainless steel based on the following properties and characteristics of Nuovinox:

         o       High level of corrosion resistance;

         o Stronger than pure stainless steel (when incorporating a high tensile carbon steel core);

         o       Strength and ductility superior to mild steel;

         o       Minimal maintenance when incorporated in structures; and

         o Can be formed (that is bent) through 180 degrees without the integrity of the cladding being broken.

CUSTOMER AND DISTRIBUTION

The Company principally distributes its stainless steel products through third-party steel distributors. The Company anticipates that its Nuovinox products will also be distributed through third-party steel distributors, although no such relationships were established as of March 31, 1997. Other potential sources of distribution for the Nuovinox products may include the formation of joint ventures with, or licensing arrangements to, larger steel manufacturers, although no such ventures or arrangements were in place as of March 31, 1997.

INDUSTRY CONDITIONS AND COMPETITION

The steel industry is generally considered to be highly competitive and cyclical with a great number of large and sophisticated producers, all of whom have greater financial and technical resources than the Company. Additionally, the cycles for steel products vary from one specialty steel to another. During the Registrant's 1997 fiscal year, stainless steel has been in a situation where prices have been comparatively low. A significant evolution of nickel price could however modify prices for the reason that stainless steel prices are to a large extent indexed on nickel prices.

The Company is a very small producer of stainless steel products in the world market. However, the Company believes it has one of the most automated hot rolling steel mill facilities which should enable the Company to effectively compete in its markets on the basis of price.

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

CURRENCY FLUCTUATIONS

It is anticipated that the Company's expenses and sales will be denominated in several currencies, including major European currencies, the US dollar and the Yen. As a result the Company's operating income and cash flow will be significantly exposed to currency fluctuations. Management intends to monitor the Company's exposure to currency risks, and, as appropriate, use financial
forward or other instruments to minimize the effect of these fluctuations.   No
such instruments were held as of March 31, 1997.   However, there can be no
assurance that exchange rate fluctuations will not have an adverse effect on the Company's results of operations or financial condition.

RESEARCH AND DEVELOPMENT

The Company has not spent any significant funds on research and development during the prior three years. However, amounts may be incurred in the future as specific customer requirements may arise in connection with the sale of Nuovinox products.

PATENTS AND TRADEMARKS

The Company holds approximately 70 worldwide patents for Nuovinox. The Company considers its patents important for the success of such product.

EMPLOYEES

As of March 31, 1997, the Company had 58 employees or independent contractors working for the Company. The Company anticipates increasing the number of employees in the 1998 fiscal year as the Company continues to expand production at the Aberneath Facility.

ITEM 2.  PROPERTIES

The Company's principal executive offices in the United States are located at 4004 Belt Line Road, Suite 107, Dallas, Texas and are occupied pursuant to a three year lease requiring initial monthly payments of $2,484, which payments increase slightly during the term of the lease. The Company owns the land and buildings comprising the Aberneath Facility in Wales, United Kingdom. See Item
1. Business - The Aberneath Facility.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET PRICES

The Registrant's Common Stock is quoted on the NASDAQ Bulletin Board System. The Registrant's Common Stock in the United States trades under the symbol "STAX". The range of the high and low bid prices as quoted on the NASDAQ Bulletin Board from April 1, 1995 through March 31, 1997 is as follows:

                 FISCAL 1996             HIGH             LOW
                 -----------             ----             ---
                 First Quarter            .62             .18
                 Second Quarter          1.12             .62
                 Third Quarter           2.06            1.82
                 Fourth Quarter          1.56            1.03

                 FISCAL 1997             HIGH             LOW
                 -----------             ----             ---
                 First Quarter           1.40             .70
                 Second Quarter          1.35             .65
                 Third Quarter           1.00             .62
                 Fourth Quarter          1.05             .60

The Registrant's Common Stock is also quoted on the Le Nouveau Marche of the Paris Stock Exchange. Trading on the Le Nouveau Marche commenced July 11, 1996.

HOLDERS

As of May 31, 1997, there were approximately 193 holders of record of the Registrant's Common Stock.

DIVIDENDS

The future payment by the Registrant of dividends, if any, rests within the discretion of its Board of Directors and will depend upon the Registrant's earnings, if any, capital requirements and the Registrant's financial condition, as well as other relevant factors. The Registrant has not declared dividends since its inception, and has no present intention of paying cash dividends on its Common Stock in the foreseeable future, as it intends to use earnings, if any, to generate growth.

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

In 1988, the ICA was amended pursuant to the Free Trade Agreement dated January 2, 1988 between Canada and the United States to relax the restrictions of the ICA. As a result of these amendments, except where the Canadian business is in the cultural, oil and gas, uranium, financial services or transportation sectors, the threshold for direct acquisition of control by U.S. investors and other foreign investors acquiring control of a Canadian business from U.S. investors has been raised from $5 million to $150 million of gross assets, and indirect acquisitions are not reviewable.

In addition to the foregoing, the ICA requires that all other acquisitions of control of Canadian businesses by non-Canadians are subject to formal notification to the Canadian government. These provisions require a foreign investor to give notice in the required form, which notices are for information, as opposed to review, purposes.

The Company does not believe that it is subject to the provisions of ICA because it does not have a place of business or employees in Canada nor assets in Canada used to carry on the Company's business, all of which are definitional requirements to be considered a Canadian business subject to such act. The Company does not plan to alter its contacts with Canada and, therefore, believes that ICA will continue not to be applicable to the Common Stock of the Company and the acquisition thereof by a non-resident or non-citizen of Canada. However, in the event that management of the Company should for whatever reason decide that it would be in the best interests of the Company to hire employees in Canada, lease office space in Canada or acquire properties in Canada, the Company would probably be deemed to be a Canadian based enterprise and ICA would be applicable.

CERTAIN TAX MATTERS

Following is a brief summary of the United States and Canadian federal income tax provisions which the Company believes are material to an understanding of the federal income tax matters relating to the ownership of the Company's Common Stock. The discussion is for general information only and is not a complete description of all potential consequences which may arise or of all the rules that may be relevant to certain stockholders. The discussion is not intended to be, nor should it be construed to be, legal or tax advice to any particular stockholder. It is the responsibility of each stockholder of the Company to consult with his own tax advisors with respect to these and other provisions which may affect his individual tax position.

The presently existing tax treaty between the United States and Canada essentially calls for taxation of stockholders by the stockholder's country of residence. In those instances in which a tax may be assessed by the other country, a corresponding credit against the tax owed in the country of residence is normally available. Stockholders of the Registrant should consult with their own tax advisors, however, for full details.

         A.      UNITED STATES TAXES.

         In general, a stockholder that is a non resident alien will not be taxed by the United States on dividends paid by the Registrant. However, a non resident alien stockholder who engages in a U.S. business under certain circumstances may be subject to United States federal income tax. Also, a non resident alien may be subject to United States withholding tax on dividends paid by the Registrant, though a tax treaty may alter this treatment. Please consult your tax advisor regarding the impact of applicable tax treaties.

         The gross amount of dividends received by a United States individual or United States resident will be subject to United States federal income tax generally in the same manner as dividends received from United States corporations. However, the stockholder generally may claim a credit against his United States federal income tax liability for the Canadian tax withheld from the dividend payment. The amount of the foreign tax credit is subject to various limitations. Stockholders should consult their own tax advisors with respect to such limitations. Dividends from foreign corporations such as the Registrant do not qualify for the dividends received deduction for corporate stockholders under Code Section 243, but may qualify for the dividends received deduction for dividends paid by certain foreign corporations under Code Section 245 if the holder owns at least 10% of the stock of the Registrant by vote and value.

         Except in the case of shares beneficially owned by a person who is or is deemed to be a resident of the United States or has or is deemed to have a "permanent establishment" in the United States, United States federal income tax consequences generally will not arise upon a disposition of the Registrant's Common Stock by a resident of Canada. The United States federal income tax consequences arising for a United States resident upon a disposition of the Registrant's Common Stock will depend upon whether such shares are capital assets. Generally, if the disposed stock is a capital asset, the entire gain or loss realized upon the disposition would be treated as capital gain or loss. Such capital gain or loss will be long-term if the Common Stock is held for more than one year. However, even if the shares are considered capital assets, under certain circumstances a portion of the gain may be recharacterized as ordinary income under Code Section 1248. If the disposed stock is not a capital asset, the entire gain or loss would be treated as ordinary income or loss.

         Capital gains income generally is taxed at a maximum tax rate of 28%. An individual's capital losses are still allowed in full against capital gain. In addition, capital losses are allowed against up to $3,000 of ordinary income, and the excess of net long-term capital loss over net short-term capital gain is allowed in full for this purpose.

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

DISPOSITION OF COMMON SHARES

Under the ITA, a gain from the sale of Common Shares by a non-resident will not be subject to Canadian tax, provided the shareholder (and/or persons who do not deal at arm's length with the shareholder) has not held a "substantial interest" in the Registrant (25% or more of the shares of any class of the Registrant's stock) at any time in the five years preceding the disposition. Generally, the Canadian-United States Tax Convention (the "Tax Convention") will exempt from Canadian taxation any capital gain realized by a resident of the United States, provided that the value of the common stock is not derived principally from real property situated in Canada.

If a non-resident was to dispose of Common Shares to another Canadian corporation which deals or is deemed to deal on a non-arm's length basis with the non-resident and which, immediately after the disposition, is connected with the Registrant (i.e., controls the Registrant or holds shares representing more than 10% of the voting power and more than 10% of the market value of all issued and outstanding Common Shares of the Registrant), the excess of the proceeds over the paid-up capital of the Common Shares sold will be deemed to be taxable as a dividend either immediately or eventually by means of a deduction in computing the paid-up capital of the purchasing corporation.

DIVIDENDS

In the case of any dividends paid to non-residents, the Canadian tax is withheld by the Registrant, which remits only the net amount to the shareholder. By virtue of Article X of the Tax Convention, the rate of tax on dividends paid to beneficial owners who are residents of the United States is generally limited to 15% of the gross dividend (or 10%, reducing to 6% in 1996 and 5% in 1997 and thereafter, in the case of certain corporate shareholders owning at least 10% of the Registrant's voting shares). In the absence of the treaty provisions, the rate of Canadian withholding tax imposed on non-residents is 25% of the gross dividend. Stock dividends received by non-residents from the Registrant are treated by Canada as ordinary dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The table below sets forth certain financial data for the Company for its fiscal years ended March 31, 1997, 1996, 1995, 1994, and 1993. The data for 1995, 1994, and 1993 has been restated to conform to the financial statement presentation of the subsidiary being an unconsolidated subsidiary in those years.

                             YEARS ENDED MARCH 31,


============================================================================================================
                                   1997               1996              1995           1994             1993
                                   ----               ----              ----           ----             ----
  SALES               $        733,600    $           ----   $          ----   $       ----   $         ----
------------------------------------------------------------------------------------------------------------

  GROSS LOSS                (1,070,225)               ----              ----           ----             ----
------------------------------------------------------------------------------------------------------------

  NET INCOME                (2,108,789)        (2,009,273)         (172,497)        241,365        (517,013)
  (LOSS)
------------------------------------------------------------------------------------------------------------

  TOTAL ASSETS              16,756,767           8,449,341           212,567          2,477              ___
------------------------------------------------------------------------------------------------------------

  LONG-TERM                       ___                  ___               ___            ___              ___
  OBLIGATIONS
------------------------------------------------------------------------------------------------------------

  TOTAL                      1,631,793           1,893,039           356,280        196,193          444,531
  LIABILITIES
------------------------------------------------------------------------------------------------------------

  COMMON STOCK              31,869,285          18,733,906        14,166,550     13,236,550        3,787,250
  OUTSTANDING AT              Shares              Shares            Shares         Shares           Shares
  YEAR-END
------------------------------------------------------------------------------------------------------------

  NET INCOME                      (.07)              (.12)             (.01)            .03            (.14)
  (LOSS) PER
  SHARE
============================================================================================================

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS - CAUTIONARY STATEMENTS

This Annual Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, increases in raw material prices, governmental regulation and supervision, seasonality, acceptance of the Company's Nuovinox products in the marketplace, technological changes and changes in industry practices ("cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

1997 VERSUS 1996

The Company expended most of its efforts in fiscal 1997 raising funds on the Le Nouveau Marche (culminating in July, 1996) (see Item 1. Business - Offering of Stock), recommissioning the Aberneath Facility which was acquired in November 1995, commencing sales of the Company's stainless steel products and marketing the Company's Nuovinox products.

The Company enjoyed its initial revenues in fiscal 1997 (principally comprised of sales of stainless steel products) as the Aberneath Facility was brought on line. These revenues, however, carried a high cost of sales resulting in a loss from operations of $1,070,225.

The Company's selling, general and administrative expenses (excluding a one-time compensation charge to expenses of $1,561,175 in fiscal 1996 as discussed below) increased from $399,694 in fiscal 1996 to $1,271,453 in fiscal 1997. This increase is a result of an increased number of employees as the Aberneath Facility has been recommissioned and continued expenses incurred in the marketing of the Company's products. As sales of the Company's products continue to increase in fiscal year 1998, management anticipates that selling, general and administrative expenses will decrease as a percentage of revenues. The Company continued to experience losses in fiscal 1997 primarily as a result of small revenues as the Aberneath Facility was brought on line.

Sales of the Company's stainless steel products, on a total tonnage basis, have increased quarter over quarter for the last two fiscal quarters of fiscal 1997. Based on orders held by the Company and the continuing increase in the use and availability of the Aberneath Facility, the Company anticipates continued quarter by quarter growth in revenue and total tonnage produced in fiscal 1998. Assuming the Company sells its products with a sufficient gross profit margin, the Company's operations should be profitable in fiscal 1998. Furthermore revenues and profitability could be enhanced in the event the Company is able to sell a sufficient quantity of its Nuovinox product.

1996 VERSUS 1995

The Company changed substantially during the 1996 fiscal year as the Company completed the acquisition of the Aberneath Facility in November 1995. During the 1996 fiscal year, the Company was primarily involved in raising the funds necessary to complete the acquisition and to recommence operations at the plant.

In fiscal year 1996, the Company had no revenues. Selling, general and administrative expenses increased substantially in fiscal year 1996 to $1,960,869 from $171,665 in fiscal year 1995 primarily due to the following:

o Stock options previously issued by the Company expired on March 31, 1996. The Company renewed all of the options for the participants still involved in the Company's operations at the same terms as the expired options. Due to the increase in the Company's stock price since the previous options were granted, the Company was required to account for the difference in stock prices as compensation expense in the year of the option renewal. The charge to compensation expense for fiscal year 1996 was $1,561,175. This charge, however, was offset by a credit to the common stock account in the equity section of the Company's balance sheet.

o Additional expenses in fiscal year 1996 over fiscal year 1995 were consulting fees, legal expenses, and travel expenses incurred in connection with completing the acquisition of the Aberneath Facility.

Interest expense increased in fiscal year 1996 to $52,899 over fiscal year 1995 due to interest incurred on the deferred portion of the purchase price for the Aberneath Facility. The Company had other income of $4,495 in fiscal year 1996 due to receipts received separate from the actual operations of the Aberneath Facility. Additionally, the Company sold its United States subsidiary in fiscal year 1995 resulting in a loss from discontinued operations in fiscal year 1995.

Total assets increased in fiscal year 1996 primarily due to completion of the acquisition of the Aberneath Facility and the infusion of capital through sales of Common Stock. Total liabilities increased in fiscal year 1996 due to the debt incurred upon completion of the acquisition of the Aberneath Facility, accrued interest on the acquisition debt, and payables incurred in general in connection with completing the acquisition of the Aberneath Facility.

LIQUIDITY & CAPITAL RESOURCES

During fiscal 1997 the Company spent significant sums in recommissioning the Aberneath Facility, purchasing raw materials to produce steel products, establishing appropriate credit for the supply of power and other utilities, and hiring new employees. Additionally, the Company repaid certain acquisition indebtedness of $1,110,797 in 1996.

As noted in Item 1. Business - Offering of Stock, the Company raised an aggregate of $10,831,000 through the sale of Common Stock, the proceeds of which were utilized, in part, for the foregoing activities. As of March 31, 1997 the Company had available $6,186,712 in cash and cash equivalents to finance its operations on a prospective basis.

During fiscal 1998 the Company will continue to expend significant amounts of cash as production increases. These cash expenditures relate primarily to the purchase of raw materials and the financing of accounts receivable generated as a result of sales of the Company's products. Greater demand for the Company's products will result in increasing demands on the Company's available cash.

Although the Company, as of March 31, 1997, had available cash and cash equivalents of $6,186,712, management of the Company does not believe this amount is sufficient to bring the Aberneath Facility to full production. In the event the demand for the Company's products increases significantly, the Company may not have the current ability to generate sufficient cash to meet such demand. In such event the Company would be required to seek traditional working capital financing from a lender, sell additional debt or equity or modify any increase in demand to fit the Company's cash availability. Since the Company's Aberneath Facility is owned free and clear without liens or encumbrances, the Company believes it could establish a working capital facility with a traditional lender once the Company's operations are profitable on a current basis. However the Company has no commitments for such financing and there can be no assurance such financing could be established

INFLATION

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        A. On March 20, 1997, the Company's prior accountant for the 1996 fiscal year, Ernst & Young LLP, (the "1996 Accountant") was dismissed as a result of the engagement on that date of Deloitte & Touche located in the United Kingdom. The 1996 Accountant's report on the financial statements for the prior year did not contain an adverse opinion nor a disclaimer of opinion nor was such report qualified or modified as to uncertainty, audit scope or accounting principles except as follows: the 1996 Accountant's report on the financial statements for the year ended March 31, 1996 contained an emphasis paragraph as to the Company's ability to continue as a going concern due to recurring losses from operations and a working capital deficiency as of such date. The decision to change accountants from the 1996 Accountant to Deloitte & Touche was approved by the Board of Directors of the Company.

During the Company's 1996 fiscal year and any subsequent interim reporting period preceding the date of dismissal of the 1996 Accountant, there were no disagreements with the 1996 Accountant on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the 1996 Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

        B. On May 2, 1996, the Company's accountant for the 1995 fiscal year, Ray, Dahl & Associates, L. L.P., (the "1995 Accountant") was dismissed as a result of the engagement on that date of Ernst & Young LLP. The 1995 Accountant's report on the financial statements for the prior two years did not contain an adverse opinion nor a disclaimer of opinion nor was such report qualified or modified as to uncertainty, audit scope or accounting principles except as follows: the 1995 Accountant's report on the financial statements for the year ended March 31,

1995 contained a qualification as to the Company's ability to continue as a going concern due to recurring losses and a net capital deficiency as of such date. The decision to change accountants from the 1995 Accountant to Ernst & Young LLP was approved by the Board of Directors of the Company.

During the Company's two most recent fiscal years and any subsequent interim reporting period preceding the date of dismissal of the 1995 Accountant, there were no disagreements with the 1995 Accountant on any matter of accounting principles or practices, financial statements disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the 1995 Accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

         The directors and executive officers of the Company as of May 30, 1997 are as follows:

Name and Age                     Position                        Served In Office Since
------------                     --------                        ----------------------
Harmon S. Hardy, 68              Chairman of the                          1987
                                 Board, President
                                 and Chief Financial Officer

Ruben Grubner, 41                Director                                 1995

William D. Alexander, 48         Director                                 1996

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

         The Company believes all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with through March 31, 1997.

ITEM 11.         EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the compensation to the Company's chief executive officer at March 31, 1997 for services rendered during the fiscal years ended March 31, 1997, 1996 and 1995. No officer of the Company received compensation during the fiscal year ended March 31, 1997 in excess of $100,000.

                                                   Annual Compensation(1)
                                           ---------------------------------------
                                                                                         Stock Options      All Other
      Name                 Year            Salary           Bonus            Other          (Shares)       Compensation
      ----                 ----            ------           -----            -----          --------       ------------
HARMON S. HARDY,          1997             $ 72,000          ----             ----             ----         $   ----
Chairman of the           1996 (2)         $   ----          ----             ----             ----             ----
Board of Director,        1995 (2)         $   ----          ----             ----             ----             ----
President and Chief
Financial Officer

(1) The compensation described in the table does not include the cost to the Company of benefits furnished to certain officers, including premiums for health insurance, and other personal benefits provided to such individuals that are extended in connection with the conduct of the Company's business. No executive officer named above received other compensation in excess of the lesser of $50,000 or 10% of such officer's salary and bonus compensation.

(2) Does not include consulting fees paid to affiliates of Mr. Hardy during these years. See Item 13. Certain Relationships and Related Transactions.

1997 OPTION GRANTS

         The following table sets forth the number, percent of total options granted to named employees, exercise price and duration of options granted to the named executive officers, and the hypothetical gain that would result from assumed annual rates of stock price appreciation over the term of the options.

                                                                                       POTENTIAL REALIZABLE
                              PERCENT OF TOTAL                                           VALUE AT ASSUMED
                                  OPTIONS                                                ANNUAL RATES OF
                                GRANTED TO                                                 APPRECIATION
                               EMPLOYEES IN                                               FOR OPTION TERM
                 OPTIONS        FISCAL YEAR         EXERCISE        EXPIRATION
     NAME        GRANTED           1997              PRICE             DATE              5%              10%
     ----        -------           ----              -----             ----              --              ---
Harmon S. Hardy  500,000          50.0%               $1.00            1/31/02          $638,141         $805,255

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 15, 1997, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) each of the executive officers of the Company; (iii) each director of the Company; and (iv) all officers and directors as a group:

-----------------------------------------------------------------------------------
 NAME AND ADDRESS OF BENEFICIAL       SHARES OF COMMON STOCK
         OWNERS(1)                      BENEFICIALLY OWNED      PERCENTAGE OF CLASS
-----------------------------------------------------------------------------------
Harmon S. Hardy, Jr.
4004 Belt Line Road, #107
Dallas, Texas 75244                         4,652,700(2)                13.77%
-----------------------------------------------------------------------------------
Ruben Grubner                                  50,000(3)                   *
-----------------------------------------------------------------------------------
William D. Alexander                          100,000(4)                   *
-----------------------------------------------------------------------------------
All Officers and Directors as a Group
(3 persons)                                 4,802,700(2)                14.15%
-----------------------------------------------------------------------------------

* Represents less than one percent

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock showing as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.

(2)      Includes options to purchase 1,572,000 shares of common stock.

(3)      Includes options to purchase 50,000 shares of common stock.

(4)      Includes options to purchase 100,000 shares of common stock.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Through June 30, 1996 the Company had general administrative functions handled by another company, High Speed Technologies, Inc., which is one hundred percent (100%) owned by Harmon S. Hardy, the President of the Company. In addition, the Company accrued consulting fees to the President of the Company for services performed. As of March 31, 1997 and 1996, funds were due to the President and High Speed Technologies, Inc. totaling $20,228 and $542,538, respectively.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) See "Index to Consolidated Financial Statements" included at F-1 of this Form 10-K Annual Report for a listing of financial statements and schedules filed as a part of this Form 10-K Annual Report.

(b) The following exhibits are filed as a part of this Annual Report on Form 10-K:

Exhibit
Number                    Description of Exhibit                                     Location of Exhibit
-------                   ----------------------                                     -------------------
3(a)                      Certificate of Incorporation of the Company                         a

3(b)                      Memorandum of Association of the Company                            a

3(c)                      Articles of the Company                                             a

3(d)                      Amendment to Articles of the Company                                a

3(e)                      Amendment to Articles of the Company
                          changing the name to "Stelax Industries Ltd."                       c

4(a)                      Form of Stock Certificate                                           a

4(b)                      Form of 7% Convertible Note due August 31, 1997                     c

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

10(g)                     Patent Mortgage dated November 13, 1995 by and
                          between ZX(UK) Limited and Camborne Industries PLC (c/k/a
                          Stelax (U.K.) Limited)                                              b

10(h)                     Trademarks Mortgage dated November 13, 1995 by and between
                          ZX(UK) Limited and Camborne Industries PLC (c/k/a Stelax
                          (U.K.) Limited)                                                     b

22(a)                     Subsidiaries of the Company

                          Stelax (U.K.) Limited, a United Kingdom subsidiary

27                        Financial Data Schedule                                             *

-----------------------------------
         *Filed herewith

         a. Incorporated by reference from the Form S-18 Registration Statement, as amended (No. 33-27667-FW), for the Company.

         b. Incorporated by reference from the Form 8-K dated November 7, 1995.

         c. Incorporated by reference from the Form 10-K for the fiscal year ended March 31, 1996.

(c)      Reports on Form 8-K.
                 No reports on Form 8-K were filed during the last fiscal quarter of 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 9, 1997                            STELAX INDUSTRIES, LTD.

                                        /s/ Harmon S. Hardy, Jr.
                                        ----------------------------------------
                                        By:      Harmon S. Hardy, Jr.
                                                 President and Chief Financial
                                                 Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on July 9, 1997

                  NAME                                         OFFICE
                  ----                                         ------
/s/ Harmon S. Hardy, Jr.
-------------------------------------------
Harmon S. Hardy, Jr.                                   President and Chief Financial Officer
(Principal Executive and Financial Officer)

/s/ Ruben Grubner
-------------------------------------------
Ruben Grubner                                          Director

/s/ William D. Alexander
-------------------------------------------
William D. Alexander                                   Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                     PAGE
                                                                                                     ----
 Reports of Independent Certified Public Accountants                                                  F-2

 Consolidated Balance Sheets, March 31, 1997 and 1996                                                 F-5

 Consolidated Statements of Operations for the years ended March 31, 1997, 1996, and 1995             F-6

 Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the years ended             F-7
 March 31, 1997, 1996, and 1995

 Consolidated Statements of Cash Flows for the years ended March 31, 1997, 1996, and 1995             F-8

 Notes to Consolidated Financial Statements                                                           F-9

 Schedule IV - Indebtedness to Related Parties - Not Current                                         F-17

                        [DELOITTE & TOUCHE LETTERHEAD]


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Stelax Industries Ltd.
British Columbia, Canada


We have audited the accompanying consolidated balance sheet of Stelax Industries Ltd. and subsidiary as of March 31, 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended March 31, 1997. Our audit also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Corporation's Management. Our responsibility is to express an opinion on the financial statements and financial schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stelax Industries Limited and subsidiary at March 31, 1997, and the results of their operations and their cash flows for the year ended March 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidate financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE

DELOITTE & TOUCHE

Chartered Accountants
July 10, 1997
Cardiff, UK

                         Report of Independent Auditors


The Board of Directors
Stelax Industries Ltd. (formerly Zfax Image Corp.)

We have audited the accompanying consolidated balance sheet of Stelax Industries Ltd. (formerly Zfax Image Corp.) as of March 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Stelax Industries Ltd. for the year ended March 31, 1995, were audited by other auditors whose report dated July 12, 1995, expressed an unqualified opinion on those statements and included an explanatory paragraph that described the uncertainty of the Company to continue as a going concern, discussed in Note I of these financial statements.

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

As discussed in Note I to the financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note I. The 1996 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As discussed in Note H to the financial statements, the Company sold its Subsidiary, ZFAX, Inc. in 1995 and restated its balance sheet and its results of operations from a consolidated basis to the equity method of accounting to reflect the change in accounting entity.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ RAY, DAHL & ASSOCIATES, LLP
RAY, DAHL & ASSOCIATES, LLP

July 12, 1995

                             STELAX INDUSTRIES LTD.
                          CONSOLIDATED BALANCE SHEETS
                      (Presented in United States Dollars)

                                             ASSETS
                                                                                     March 31,          March 31,
                                                                                       1997               1996
                                                                                   -------------      ------------
CURRENT ASSETS:
    Cash                                                                           $   6,186,712      $     41,147
    Inventory - Raw materials                                                            302,513             3,365
      Work in process                                                                    366,847                --
      Finished goods                                                                     213,522                --
    Accounts Receivable - Trade, net (allowance for doubtful accounts                    293,001                --
       at March 31, 1997 $24,600)
    Prepaids and other current assets                                                     37,623                --

                                                                                   -------------      ------------
TOTAL CURRENT ASSETS                                                                   7,400,218            44,512

PROPERTY & EQUIPMENT AT COST:
    Plant & Machinery                                                                  8,060,727         6,785,493
    Building                                                                             810,792           810,410
    Land                                                                                 270,136           270,136

                                                                                   -------------      ------------
                                                                                       9,141,655         7,866,039
    Accumulated Depreciation                                                            (398,541)               --
                                                                                   -------------      ------------
TOTAL PROPERTY & EQUIPMENT                                                             8,743,114         7,866,039

INTANGIBLE ASSETS (accumulated amortization of
    $47,749 at March 31, 1997, $0 at March 31, 1996)                                     538,991           523,490

OTHER ASSETS                                                                              74,444            15,300

                                                                                   -------------      ------------
TOTAL ASSETS                                                                       $  16,756,767      $  8,449,341
                                                                                   =============      ============


                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                               $   1,415,583      $    264,041
    Convertible notes payable (Note G)                                                   195,982                --
    Payable to related party (Note C)                                                     20,228                --
    Payable to Maritime (Note B)                                                              --         1,033,561
    Accrued interest                                                                          --            52,899

                                                                                   -------------      ------------
TOTAL CURRENT LIABILITIES                                                              1,631,793         1,350,501

OTHER LIABILITIES (Note C)                                                                    --           542,538

                                                                                   -------------      ------------
TOTAL LIABILITIES                                                                      1,631,793         1,893,039

COMMITMENTS (Note E)

STOCKHOLDERS' EQUITY (Notes B,D,&G):
    Common stock - 50,000,000 shares authorized, no stated par value; issued and outstanding 31,869, 285 and 18,733,906
    shares at March 31, 1997 and March 31, 1996, respectively                         21,821,087        11,291,686
    Cumulative translation adjustments                                                   148,060                --
    Accumulated deficit                                                               (6,844,173)       (4,735,384)

                                                                                   -------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                            15,124,974         6,556,302

                                                                                   -------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  16,756,767      $  8,449,341
                                                                                   =============      ============

    See accompanying notes to financial statements.

                             STELAX INDUSTRIES LTD.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States Dollars)

                                                                                   Year Ended
                                                               --------------------------------------------
                                                                 March 31,   Restated March 31,  March 31,
                                                                   1997            1996            1995
                                                               ------------    ------------    ------------
Sales                                                          $    733,600    $         --    $         --
Cost of Sales                                                     1,803,825              --              --

                                                               ------------    ------------    ------------
Gross Loss                                                       (1,070,225)             --              --

Selling, general and administrative
  expenses (including depreciation and
  amortization of $446,290 for the year
  ended March 31, 1997)                                           1,271,453       1,960,869         171,665

                                                               ------------    ------------    ------------
Loss from continuing operations                                  (2,341,678)     (1,960,869)       (171,665)

Other income (expenses):
   Interest income                                                  257,226              --              --
   Interest expense                                                 (24,337)        (52,899)             --
   Other                                                                 --           4,495              --
   Net loss from discontinued operations (Notes C & H)                   --              --            (832)

                                                               ------------    ------------    ------------
Net loss                                                       $ (2,108,789)   $ (2,009,273)   $   (172,497)
                                                               ============    ============    ============

Weighted average shares of common stock                          28,225,792      17,122,376      13,331,454
                                                               ============    ============    ============


Net loss per share                                             $      (0.07)   $      (0.12)   $      (0.01)
                                                               ============    ============    ============


    See accompanying notes to financial statements.

                             STELAX INDUSTRIES LTD.
                       CONSOLIDATED STATEMENTS OF CHANGES
                            IN STOCKHOLDERS' EQUITY
                      (Presented in United States Dollars)


                                                     Common Stock
                                                ---------------------------    Accumulated    Translation
                                                   Shares        Amount          Deficit      Adjustments        Total
                                                ------------   ------------   ------------    ------------   ------------
BALANCE at April 1, 1994                          13,236,550   $  2,359,898   $ (2,553,614)   $         --   $   (193,716)

Common stock issued during the period:
  $.125 per share (Note G)                            80,000         10,000             --              --         10,000
  $.25 per share (Note G)                            850,000        212,500             --              --        212,500
Net loss                                                  --             --       (172,497)             --       (172,497)

                                                ------------   ------------   ------------    ------------   ------------
BALANCE at March 31, 1995                         14,166,550   $  2,582,398   $ (2,726,111)   $         --   $   (143,713)

Common stock issued during the period:
  $1.00 to $1.50 per share (Note G)                2,256,399      2,023,113             --              --      2,023,113
  $1.00 to $1.75 per share for services
    (Note B)                                       2,160,957      4,862,500             --              --      4,862,500
  $1.75 per share for acquisition (Note B)           150,000        262,500             --              --        262,500
  Renewal of options (Note D)                             --      1,561,175             --              --      1,561,175
Net loss                                                  --             --     (2,009,273)             --     (2,009,273)

                                                ------------   ------------   ------------    ------------   ------------
BALANCE at March 31, 1996                         18,733,906   $ 11,291,686   $ (4,735,384)   $         --   $  6,556,302

Common stock issued during the period:
  $1.75 per share for acquisition (Note B)            74,880        131,040             --              --        131,040
  $.67 to $1.00 per share for services
    (Note G)                                         931,274        261,700             --              --        261,700
  $.69 to $1.00 per share (Note G)                12,129,225     10,136,661             --              --     10,136,661
  Foreign currency translation adjustment                 --             --             --         148,060        148,060
Net loss                                                  --             --     (2,108,789)             --     (2,108,789)

                                                ------------   ------------   ------------    ------------   ------------
BALANCE at March 31,1997                          31,869,285   $ 21,821,087   $ (6,844,173)   $    148,060   $ 15,124,974
                                                ============   ============   ============    ============   ============



    See accompanying notes to financial statements.

                             STELAX INDUSTRIES LTD.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States Dollars)

                                                                          Year Ended
                                                          --------------------------------------------
                                                            March 31,       March 31,      March 31,
                                                              1997            1996           1995
                                                          ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net Loss                                                $ (2,108,789)   $ (2,009,273)   $   (172,497)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Compensation upon option renewal                                --       1,561,175              --
    Disposal of subsidiary investment                               --              --        (196,193)
    Depreciation & amortization                                446,290              --              --
    Foreign currency transaction gain                           48,440              --              --
    Changes in operating assets and liabilities:
      Decrease (increase) in receivables                      (293,001)             --           2,475
      Decrease (increase) in inventory & other assets         (976,284)        (18,665)             --
      Increase (decrease) in accounts
         payable & accrued interest                            576,333         303,221          13,719
      Increase in other liabilities                                 --         199,977         342,561

                                                          ------------    ------------    ------------
Net cash (used) provided by operating activities            (2,307,011)         36,435          (9,935)

INVESTING ACTIVITIES:
  Purchase of property, equipment & intangibles             (1,207,826)     (3,052,029)             --

                                                          ------------    ------------    ------------
Net cash used by investing activities                       (1,207,826)     (3,052,029)             --

FINANCING ACTIVITIES:
  Convertible Note payable issue                               195,982              --              --
  Payable (payment) to Maritime                             (1,033,561)      1,033,561              --
  Net proceeds from common stock                            10,398,361       2,023,113          10,000

                                                          ------------    ------------    ------------
Net cash provided by financing activities                    9,560,782       3,056,674          10,000

                                                          ------------    ------------    ------------
Effect of exchange rate changes on cash                         99,620              --              --

                                                          ------------    ------------    ------------
Increase in cash and cash equivalents                        6,145,565          41,080              65

Cash & cash equivalents at beginning
  of year                                                       41,147              67               2

                                                          ------------    ------------    ------------

Cash & cash equivalents at end of year                    $  6,186,712    $     41,147    $         67
                                                          ============    ============    ============

Interest paid                                             $     77,236    $         --    $         --
                                                          ============    ============    ============

Income taxes paid                                         $         --    $         --    $         --
                                                          ============    ============    ============

Non Cash Transactions:

  Option to purchase investment acquired by equity
     issue                                                $         --    $         --    $    212,500
                                                          ============    ============    ============

  Investment acquired by equity issue                     $    131,040    $  5,125,000    $         --
                                                          ============    ============    ============

    See accompanying notes to financial statements.

                             STELAX INDUSTRIES LTD.
                        NOTES TO CONSOLIDATED STATEMENTS
                      (Presented in United States Dollars)


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

On July 11, 1995, the Company incorporated Stelax (U.K.) Limited ("Stelax") as a wholly owned subsidiary in the United Kingdom to acquire certain assets of a steel mill in West Glamorgan, Wales and establish operations in the stainless steel manufacturing business. The financial statements for the years ended March 31, 1996 and 1997 include the accounts of the Company and its U.K. subsidiary. The operating loss of this subsidiary was $2,068,731 and $200,986 for the years ended March 31, 1997 and 1996 and it had identifiable assets of $11,439,873 and $8,415,699 at March 31, 1997 and 1996. All significant intercompany balances and transactions have been eliminated.

The Company's consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

LOSS PER SHARE

The computation of loss per share is based upon the weighted average shares of common stock outstanding during the period.

DEPRECIATION AND AMORTIZATION

Depreciation is provided using the straight-line method over the estimated useful lives of their assets as follows:

         Buildings                20 years
         Plant and equipment      4 to 20 years
         Intangible assets        12 years

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



No depreciation or amortization expense was recorded for the 1996 fiscal year as operations of the steel mill had not commenced until post March 31, 1996.

INVENTORY

The Company records raw material purchases at the lower of cost or market and records the disposition of inventory on a first-in, first out basis. Inventory is evaluated periodically for obsolete items.

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

RECLASSIFICATIONS

Certain reclassifications have been made to 1996 amounts to conform to the current year presentation.

B.       ACQUISITION

In August of 1995, the Company entered into an agreement with Shipyard Limited ("Shipyard") whereby the Company acquired the right, title and interest in two Exclusivity Letters Shipyard had entered into with Aberneath Industries Limited ("Aberneath") and Maritime Transport Services Limited ("Maritime") to acquire certain assets of these companies (see Note C). As consideration for the right, title and interest in these letters, the Company issued a total of 2,900,000 shares of common stock (850,000 of which were issued in fiscal year 1996 and recorded as a deposit) to Shipyard with a value of $1.75 per share, the fair value of the stock at the closing date.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



Effective November 13, 1995, the Company completed the purchase of the operating equipment and the patents and trademarks from Aberneath. Total consideration given for the assets was approximately $1,526,000 of which $1,395,000 was paid in cash and the remaining $131,000 was given in fiscal year 1997 as common stock of the Company representing 75,000 shares. The common stock was valued at $1.75 per share.

Effective November 13, 1995 the Company also acquired the land and buildings for the steel mill from Maritime. The total consideration to be given was approximately $1,310,000 in cash and $131,000 in common stock of the Company, representing 75,000 shares valued at $1.75 per share. In fiscal 1996, $277,000 was paid and the remainder was paid in fiscal 1997.

The acquisition and allocation to property and equipment and intangible assets is comprised of:

         Stock issued                                                   $ 5,337,500
         Cash paid                                                        1,671,729
         Liability recorded                                               1,033,561
         Commissioning costs capitalized                                    346,739
                                                                        -----------
                                                                        $ 8,389,529
                                                                        ===========

         Plant and machinery *                                          $ 6,785,493
         Building *                                                         810,410
         Land *                                                             270,136
         Intangible assets *                                                523,490
                                                                        -----------
                                                                        $ 8,389,529
                                                                        ===========

*        Allocation is based on the assets' relative fair value
Both transactions were recorded using the purchase method of accounting.

C.       RELATED PARTY TRANSACTIONS

Through June 30, 1996, the Company's general and administrative functions were handled by another company, High Speed Technologies, Inc. which is owned 100% by the President of the Company. In addition, the Company is accruing consulting fees to the President of the Company for services performed.

As of March 31, 1997 and 1996, funds were due to the President and High Speed Technology totaling $20,228 and $542,538, respectively. These amounts are payable on demand and are non-interest bearing. Total expenses associated with services provided by High Speed Technologies,

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


Inc. were $4,500, $18,000, and $13,500, for the years ended March 31, 1997,
1996, and 1995, respectively.

The President of Stelax Industries Ltd. was a former director of Shipyard, the company which held the original right, title and interest in the two Exclusivity Letters with Aberneath and Maritime at the time of the acquisition by the Company of the Exclusivity Letters (Note B).

In connection with its private placement of common stock (Note G) and secondary offering (Note G), the Company paid $113,653 in fiscal 1996 and owes an additional $55,000 in fiscal 1997 to Austin Friars Securities Limited as commission expense. The President of the Company is a director of Austin Friars Securities Limited.

As of March 31, 1995, the President of the Company agreed to purchase Zfax Inc. for the book value of the subsidiary. The subsidiary investment was a deficit of $197,025. The amount due the President was reflected in the total funds due the President as of that date.

D.       OPTIONS

The Company has granted stock options to certain directors, officers, and consultants to purchase shares of the Company's common stock under a non-qualified plan. The options were originally granted on March 31, 1993 at $.10 a share which was equal to the current market price at grant date. On March 31, 1996, the options expired but were renewed for an additional three years with the same terms. The option price of $.10 per share was below market price on the renewal date which resulted in a charge to compensation expense of approximately $1,560,000 for the year ended March 31, 1996.

The options were fully vested at the renewal date and are currently exercisable. Additional options were issued to directors, officers and consultants in fiscal 1997 at prices ranging from $1.00 to $5.00 per share, which either approximates or exceeds fair market value. The options are valid for two to five years. A summary of the stock option transactions follows:

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


                                                                                     WEIGHTED
                                                                                     AVERAGE
                                            NUMBER          EXERCISE PRICE        EXERCISE PRICE
                                           OF SHARES          PER SHARE             PER SHARE
                                           ----------      ---------------          ---------
Options outstanding March 31, 1995          1,687,000
         Renewed                            1,622,000          $0.10                 $  0.10
         Expired                           (1,687,000)
                                           ----------
Options outstanding March 31, 1996          1,622,000
Issued                                      2,097,500       $1.00 - $5.00        $  1.32 - $0.79
                                           ----------
Options outstanding March 31, 1997          3,719,500
                                           ==========

Stock options are exercisable from date of grant until expiry date which range from September 1, 1997 to January 20, 2002.

The weighted average fair value of stock options granted during fiscal 1997 was $0.64. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997; risk-free rate of 6.14%, expected dividend yield of 0%, expected life of 3.75 years, and expected volatility of 123.27%.

The Company accounts for its share options in accordance with Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized for stock option awards in fiscal 1997. Had compensation for these options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS123), the Company's pro forma net loss and loss per share for 1995 would have been $2,630,864 and $0.09, respectively.

E.       COMMITMENTS

The Company, in February 1997, executed a three-year lease starting at $2,484 per month for corporate office space in Dallas, Texas. The lease increases in year 2 to $2,649 per month and in year 3 to $2,815 per month.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



Minimum future rental payments under operating leases are as follows:

Year ended March 31
1998                                               $30,138
1999                                                32,120
2000                                                28,150
                                                   -------
                                                   $90,408
                                                   =======

F.       INCOME TAXES

The Company, as a Canadian corporation, does not file United States income tax returns. The UK subsidiary will file tax returns in the United Kingdom. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only component of deferred taxes for the Company is its net operating loss carryforwards of approximately $420,000 in Canada which begin to expire in 1997 and approximately $1,143,000 in the U.K. which may be carried forward indefinitely. Deferred tax assets at March 31, are:

                                              1997             1996
                                              ----             ----
Deferred tax assets                        $  536,800        $ 206,130
Valuation allowance                          (536,800)        (206,130)
                                           ----------        ---------
Net deferred-tax asset                     $       --        $     ---
                                           ==========        =========


The valuation allowance was increased by $330,670 and $140,517 during the fiscal years ended March 31, 1997 and 1996, respectively.

G.       STOCKHOLDERS' EQUITY

On January 24, 1994, the Company issued a total of 2,475,000 shares for $2,475 of new common stock to a series of non- affiliated investors in exchange for personal notes receivable. The stock was issued at $.001 a share. The stock was held as collateral for payment on notes receivable. In fiscal 1995, the notes were considered paid via consultant fees owed by the Company and were released to each shareholder.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



The Company received $10,000 in cash in July 1994 in exchange for 80,000 shares of newly issued common stock.

Shares reserved for future issuance include 3,719,500 shares for stock options. From time to time, the directors may declare and authorize payments of dividends to the stockholders of record. To date, no dividends have been declared or paid.

On March 31, 1995, in connection with the agreement with Shipyard, the Company issued 850,000 shares of common stock as a deposit for the right to acquire the title and interest in the Exclusivity Letters. During fiscal year 1996, the Company issued 4,567,356 shares of its common stock in connection with the acquisition of the steel mill.

Included in the shares issued were 2,050,000 shares issued to Shipyard (see Note B). In addition, 2,256,339 shares were issued in a series of private placements by the Company, ranging in price from $1.00 to $1.50 per share for net proceeds of $2,023,113. Further, 110,957 shares were issued at $1.00 per share for services provided in connection with the private placement.

In connection with the private placement, the purchasers of the common stock received warrants to acquire one share of common stock for each warrant presented. These warrants were deemed to have negligible value at date of issue, and all such warrants expired unused at December 31, 1996.

The Company received a net $10,136,661 from the completion of a public stock offering on the Le Nouveau Marche in July 1996, a subordinate trading board of France's Bourse stock exchange. Additionally, the Company sold convertible notes payable, of which an unconverted balance of $195,982 remains at March 31, 1997. The notes bear interest at seven percent per annum and are due and payable in full on April 30, 1998. An additional 931,274 shares were issued for services in connection with the public offering.

The Company issued the final common stock required per the terms of the asset acquisition agreement from fiscal year 1996 - 74,880 shares valued at $131,040.

In April, 1996, the Company granted 375,000 in common stock options at prices ranging from $2.00 to $5.00 for corporate relation support and consideration for the Company financing that occurred in the prior year. In January 1997, an additional 1,722,500 in common stock options were issued to officers, directors and consultants of the Company at $1.00 a share.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



H.       SALE OF SUBSIDIARY

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

Condensed financial information follows:

                                   Zfax Inc.
                            Condensed Balance Sheet

                                                  MARCH 31,
                                                    1995
                                                ------------
Assets                                          $         --
Liabilities                                          197,025
Accumulated deficit                                 (197,025)

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



                                   Zfax Inc.
                       Condensed Statement of Operations

                                                  MARCH 31,
                                                    1995
                                                ------------
Net sales                                       $         --
Selling, general and
  administrative expense                                 832
Net gain (loss)                                         (832)

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


I.      LOSSES FROM OPERATIONS AND CASH FLOW REQUIREMENTS

The Company incurred a loss from operations for the 1996 fiscal year. In addition, the steel mill owned by the U.K. subsidiary was still in the commissioning process at March 31, 1996. Further, the Company's ability to generate sufficient cash flow to meet its current obligations was uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Additional funds of $582,542 were received by the Company to commence operations.

On July 11, 1996, the Company sold 10,936,355 shares in a listing on Le Nouveau Marche (a French domiciled emerging company stock exchange) with gross proceeds of $10,831,720 for financing for capital expenditures, elimination of debt and establishment of working capital.

                             STELAX INDUSTRIES LTD.
         SCHEDULE IV -- INDEBTEDNESS TO RELATED PARTIES -- NOT CURRENT
                     (Presented in United States Dollars)


                           Balance at
                          Beginning of                                   Balance at
 Debtor                      Year          Additions     Deductions      End of Year
--------------------------------------------------------------------------------------
 Registrant

 March 31, 1997
 -------------------
 Harmon Hardy, Jr       $    467,006         214,070   $   (681,076)              0
 High Speed Tech              75,532           4,700        (80,232)              0
 Hmanco, Inc.                      0              --             --               0

 March 31, 1996
 -------------------

 Harmon Hardy, Jr       $    285,318    $    181,688             --    $    467,006
 High Speed Tech              58,031          17,501             --          75,532
 Hmanco, Inc.                   (788)            788             --               0

 March 31, 1995
 -------------------
 Harmon Hardy, Jr                  0         285,318             --         285,318
 Note 1
 High Speed Tech                   0          58,031             --          58,031
 Note 2
 Hmanco, Inc.                      0              --           (788)           (788)

 Former Subsidiary -
 Zfax, Inc.
 March 31, 1995
 -------------------
 Hmanco, Inc.                      0              --             --               0
 Zytec Computer Corp.              0              --             --               0
 Aftech Leasing                    0              --             --               0
 Harmon Hardy, Jr              8,331              --             --           8,331


Note 1. Consulting and travel expenses incurred. Of total increase, $197,025 represents amount owed due to sale of subsidiary. See Note C for more information.

        2.  General administrative charges incurred.

        3. At March 31, 1997 the balance payable to related parties is included in current liabilities.

                               INDEX TO EXHIBITS

Exhibit No.                   Description
-----------                   -----------
    27                  Financial Data Schedule