Form 10-Q
period 1997-06-30
STELAX INDUSTRIES LTD
filed 1997-08-19
CIK 847541

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1997

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to __________

                       Commission File Number 0-18052

                           STELAX INDUSTRIES LTD.
         -----------------------------------------------------------
           (Exact name of registrant as specified in its charter)

British Columbia                                                    NONE
----------------                                                    ----
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                        4004 Beltline Road, Suite 107
                             Dallas, Texas 75244
           ------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

             Registrant's telephone number, including area code:
                                 (972) 233-6041

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or of such short period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)  No ( )

The number of shares outstanding of registrant's Common Stock at June 30, 1997:
31,869,285.

                                     INDEX

PART 1.  FINANCIAL INFORMATION                                                                                       Page
                                                                                                                     ----
ITEM 1.  Financial Statements.                                                                                          2

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                                                    6

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.                                                                              7

                          Signature Page.                                                                               8

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at June 30, 1997 and June 30, 1996.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited financial statements at and for the fiscal year ended March 31, 1997.

                            STELAX INDUSTRIES LTD.

                         CONSOLIDATED BALANCE SHEETS
                     (Presented in United States Dollars)



        ASSETS                                                              June 30,          March 31,
                                                                              1997              1997
                                                                            Unaudited
                                                                          -----------        -----------
CURRENT ASSETS:
  Cash                                                                     $4,549,267         $6,186,712
  Accounts receivable-trade, net (allowance for doubtful accounts at
    June 30, and March 31, 1997, $9,266 and $24,600, respectively)            468,282            293,001
    -related parties (Note 4)                                                   4,421                 --
  Inventory - Raw materials                                                   472,414            302,513
    Work in process                                                           738,027            366,847
    Finished goods                                                             91,240            213,522
  Prepaids and other current assets                                            42,931             37,623

                                                                          -----------        -----------
    Total Current Assets                                                    6,366,582          7,400,218

PROPERTY & EQUIPMENT-AT COST:
  Plant & Machinery                                                         8,225,165          8,060,727
  Building                                                                    814,387            810,792
  Land                                                                        270,136            270,136

                                                                          -----------        -----------
                                                                            9,309,688          9,141,655
  Accumulated Depreciation                                                   (509,112)          (398,541)

                                                                          -----------        -----------
  Total Property & Equipment                                                8,800,576          8,743,114

INTANGIBLE ASSETS (accumulated amortization of
 $60,612 at June 30, 1997 and $47,749 at March 31, 1997)                      536,633            538,991

OTHER ASSETS                                                                  127,167             74,444

                                                                          -----------        -----------

TOTAL ASSETS                                                              $15,830,958        $16,756,767
                                                                          ===========        ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                          1,518,431         $1,415,583
  Convertible note payable                                                    195,982            195,982
  Payable to related parties (Note 4)                                          46,027             20,228

                                                                          -----------        -----------
  Total Current Liabilities                                                 1,760,440          1,631,793

STOCKHOLDERS' EQUITY:
  Common stock - 50,000,000 shares
     authorized, no stated par value;
     issued and outstanding 31,869,285
     shares at June 30, 1997 and March 31, 1997.                           21,821,087         21,821,087
  Accumulated deficit                                                      (7,928,951)        (6,844,173)
  Cumulative translation adjustments                                          178,382            148,060

                                                                          -----------        -----------
  Total Stockholders' Equity                                               14,070,518         15,124,974

                                                                          -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                    $15,830,958        $16,756,767
                                                                          ===========        ===========

see notes to consolidated financial statements

                             STELAX INDUSTRIES LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States Dollars)
                                   Unaudited

                                                                      Three Months Ended
                                                                 -----------------------------
                                                                    June 30,        June 30,
                                                                      1997            1996
                                                                 --------------  -------------
Sales                                                            $     544,009   $     89,248
Cost of sales                                                        1,180,264         58,010

                                                                 -------------   ------------
Gross Profit (Loss)                                                   (636,255)        31,238

Selling, general and administrative
  expenses (including depreciation and amortization
  of $123,434 and $99,148 for the period ended June 30, 1997
  and 1996 respectively)                                               511,442        228,245

                                                                 -------------   ------------
Net loss from operations                                            (1,147,697)      (197,007)

Other income (expenses):
  Interest expense                                                          --        (20,845)
  Interest income                                                       62,918             --

                                                                 -------------   ------------

Net loss                                                         $  (1,084,779)  $   (217,852)
                                                                 =============   ============

Net loss per share                                               $        (.03)  $      (0.01)
                                                                 =============   ============





    See notes to consolidated financial statements.

                             STELAX INDUSTRIES LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States Dollars)
                                   Unaudited

                                                                        Three Months Ended
                                                                 -----------------------------
                                                                    June 30,        June 30,
                                                                      1997            1996
                                                                 --------------  -------------
OPERATING ACTIVITIES
  Net loss                                                       $  (1,084,779)  $   (217,852)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Depreciation and amortization                                      123,434         99,148
    Allowance for doubtful accounts                                    (15,334)            --
    Foreign currency transaction gain (loss)                            30,323         (1,875)
    Changes in operating assets and
      liabilities:
      Decrease (increase) in receivables                              (164,368)       (92,047)
      Decrease (increase) in inventory & other assets                 (476,831)       (87,465)
      Increase (decrease) in accounts
         payable & accrued interest                                    128,648         (3,482)

                                                                 -------------   ------------
Net cash used in operating activities                               (1,458,907)      (303,573)

INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles                       (178,538)      (113,185)

                                                                 -------------   ------------
Net cash used by investing activities                                 (178,538)      (113,185)

FINANCING ACTIVITIES:
  Convertible note payable                                                  --        564,179
  Net proceeds from common stock                                            --        395,755

                                                                 -------------   ------------
Net cash provided by financing activities                                   --        959,934


                                                                 -------------   ------------
Increase (decrease) in cash and cash
  equivalents                                                       (1,637,445)       543,176

Cash & cash equivalents at beginning
  of period                                                          6,186,712         41,147

                                                                 -------------   ------------

Cash & cash equivalents at end of period                         $   4,549,267   $    584,323
                                                                 =============   ============

  Interest paid                                                  $          --   $         --
                                                                 =============   ============

  Income taxes paid                                              $          --   $         --
                                                                 =============   ============

Non Cash Transactions:

  Investment acquired by equity issue                            $          --   $    131,250
                                                                 =============   ============



    See notes to consolidated financial statements.

                            STELAX INDUSTRIES LTD.
                       NOTES TO CONSOLIDATED FINANCIAL
               STATEMENTS (Presented in United States Dollars)
                                  Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the three months ended June 30, 1997 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 1997.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares 31,869,285 and 19,390,909 outstanding during the three month period ended June 30, 1997 and 1996, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $1,143,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of June 30, 1997, funds are owed by the Company totaling $46,027 to the president of the Company. As of March 31, 1997, the Company owed the president $20,228. At June 30, 1997 $4,421 had been advanced to the president of the subsidiary.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

Results of Operation

     Revenues during the three months ended June 30, 1997 were well in excess of revenues for the comparable period in 1996 as the Company's facility in Wales, United Kingdom continued to come on-line and sales continued to increase. Revenues in the first fiscal quarter of 1998 also are above those for the Company's last fiscal quarter of 1997. The Company's cost of sales as a percentage of revenues increased dramatically in the first fiscal quarter of 1998 as a result of stainless steel prices declining worldwide causing the Company to recognize, for financial reporting purposes, the use of higher cost inventory which was acquired before the decline of stainless steel prices. The Company, therefore, suffered a loss at the margin level of $636,255. The Company believes its operations will continue to be affected by pricing worldwide for stainless steel products both at the revenue level and at the cost of sales level.

     Selling, general and administrative expenses increased in the first fiscal quarter over the comparable period in the prior year as a result of increased staffing at the Company's facility and increased marketing and promotional expenses for the Company's products.

Liquidity and Capital Resources

     As of June 30, 1997 the Company had cash of $4,549,267 and net accounts receivable of $468,282. The Company continues to consume cash on a quarterly basis to fund prior losses, to purchase inventory as sales continue to increase and to finance accounts receivable. While the Company's liquidity position is good as of June 30, 1997, as the Company's operations continue to expand, the Company may be required to seek outside sources of additional debt and/or equity funds.

                                   PART II

ITEM 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the first quarter for which this Form 10-Q is filed.

                                  SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                        STELAX INDUSTRIES LTD.


Date:  August 18, 1997                  /s/ Harmon Hardy
                                        ---------------------------
                                        Harmon Hardy
                                        President/Chief Financial Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                                                   EXHIBIT
------                                                   -------
27.1                                             Financial Data Schedule