Form 10-Q
period 1997-09-30
STELAX INDUSTRIES LTD
filed 1997-11-13
CIK 847541

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from           to
                                            ---------    ----------

                         Commission File Number 0-18052

                             STELAX INDUSTRIES LTD.
                    -----------------------------------------
             (Exact name of registrant as specified in its charter)

     British Columbia                                             NONE
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          4004 Beltline Road, Suite 107
                               Dallas, Texas 75244
                   -----------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Yes [X] No [ ]

The number of shares outstanding of registrant's Common Stock at September 30, 1997: 31,869,285.

                                      INDEX
                                      -----

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




                                    PART I

ITEM 1.   FINANCIAL STATEMENTS

The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at September 30, 1997 and September 30, 1996.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited financial statements at and for the fiscal year ended March 31, 1997.

                              STELAX INDUSTRIES LTD


                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)




                                     ASSETS
                                                                                 September 30,               March 31,
                                                                                      1997                     1997
                                                                                   Unaudited
                                                                                 -------------             -------------
CURRENT ASSETS:
       Cash                                                                      $   3,032,807             $   6,186,712
       Accounts receivable-trade, net (allowance for
         doubtful accounts at Sept. 30, and March 31,
         1997, $9,010 and $24,600,respectively)                                      1,221,518                   293,001
          -related parties (Note 4)                                                      4,299                        --
       Inventory-raw materials                                                         378,236                   302,513
          -work in process                                                             360,880                   366,847
          -finished goods                                                              101,601                   213,522
       Prepaids and other current assets                                                46,354                    37,623
                                                                                 -------------             -------------
       Total Current Assets                                                          5,145,695                 7,400,218

PROPERTY & EQUIPMENT-AT COST:
       Plant & machinery                                                             8,679,554                 8,060,727
       Building                                                                        827,694                   810,792
       Land                                                                            270,136                   270,136
                                                                                 -------------             -------------
                                                                                     9,777,384                 9,141,655
       Accumulated Depreciation                                                       (614,932)                 (398,541)
                                                                                 -------------             -------------
       Total Property & Equipment                                                    9,162,452                 8,743,114

INTANGIBLE ASSETS (accumulated amortization at
         Sept. 30 and March 31, 1997 of $73,392 and
         $47,749, respectively)                                                        546,728                   538,991

OTHER ASSETS                                                                            75,331                    74,444
                                                                                 -------------             -------------

TOTAL ASSETS                                                                     $  14,930,206             $  16,756,767
                                                                                 =============             =============



                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
       Accounts payable                                                          $   1,375,943             $   1,415,583
       Convertible note payable                                                        195,982                   195,982
       Payable to related parties (Note 4)                                             125,185                    20,228
                                                                                 -------------             -------------
       Total Current Liabilities                                                     1,697,110                 1,631,793


STOCKHOLDERS' EQUITY :
      Common stock - 50,000,000 shares authorized,
          no stated par value; issued
          and outstanding 31,869,285 shares
          at Sept. 30 and March 31, 1997                                            21,821,087                21,821,087
      Accumulated deficit                                                           (8,693,158)               (6,844,173)
      Cumulative translation adjustments                                               105,167                   148,060
                                                                                 -------------             -------------
                                                                                 $  13,233,096             $  15,124,974
                                                                                 -------------             -------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                                         $  14,930,206             $  16,756,767
                                                                                 =============             =============


                See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited



                                                                                  Six  Months Ended
                                                                       -----------------------------------------
                                                                        September 30,             September 30,
                                                                            1997                      1996
                                                                       ---------------           ---------------
OPERATING ACTIVITIES
 Net loss                                                              $    (1,848,985)          $      (676,023)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
       Depreciation and amortization                                           242,380                   205,408
       Allowance for doubtful accounts                                         (15,590)                       --
       Foreign currency transaction gain (loss)                                (42,893)                  (15,231)
       Changes in operating assets and liabilities:
         Decrease (increase) in receivables                                   (917,226)                  (97,025)
         Decrease (increase) in inventory & other assets                        32,547                  (847,990)
         Increase (decrease) in accounts
             payable & accrued interest                                         65,317                   109,033
                                                                       ---------------           ---------------
Net cash used in operating activities                                       (2,484,450)               (1,321,828)

INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles                               (669,455)                 (246,114)
                                                                       ---------------           ---------------
Net cash used by investing activities                                         (669,455)                 (246,114)


FINANCING ACTIVITIES:
  Note payable issue                                                                --                   195,982
  Payment of Maritime payable                                                       --                (1,033,561)
  Net proceeds from common stock                                                    --                10,425,362
                                                                       ---------------           ---------------
Net cash provided by financing activities                                           --                 9,587,783
                                                                       ---------------           ---------------
Increase (decrease) in cash and cash
  equivalents                                                               (3,153,905)                8,019,841

Cash & cash equivalents at beginning
  of period                                                                  6,186,712                    41,147
                                                                       ---------------           ---------------
Cash & cash equivalents at end of period                                     3,032,807                 8,060,988
                                                                       ===============           ===============
  Interest paid                                                                     --                    77,236
                                                                       ===============           ===============
  Income taxes paid                                                                 --                        --
                                                                       ===============           ===============

Non Cash Transactions:


  Investment acquired by equity issue                                               --                   131,040
                                                                       ===============           ===============

                            See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited



                                                             Three Months Ended                      Six Months Ended
                                                      --------------------------------        ----------------------------------
                                                      September 30,      September 30,        September 30,        September 30,
                                                         1997                1996                 1997                  1996
                                                      -------------      -------------        -------------        -------------
Sales                                                 $   1,304,378      $       2,202        $   1,848,387        $      91,450
Cost of sales                                             1,579,822             67,598            2,760,086              125,608
                                                      -------------      -------------        -------------        -------------
Gross loss                                                 (275,444)           (65,396)            (911,699)             (34,158)

Selling, general and administrative
  expenses (including depreciation and amortization
  of $242,380 and $205,408 for the six months
  ending Sept. 30, 1997 and 1996, respectively)             540,091            473,305            1,051,533              701,550
                                                      -------------      -------------        -------------        -------------
Net loss from operations                                   (815,535)          (538,701)          (1,963,232)            (735,708)

Other income (expense):
  Interest income                                            51,329             84,022              114,247               84,022
  Interest expense                                               --             (3,492)                  --              (24,337)
                                                      -------------      -------------        -------------        -------------

Net loss                                              $    (764,206)     $    (458,171)       $  (1,848,985)       $    (676,023)
                                                      =============      =============        =============        =============


Net loss per share                                    $       (0.02)     $       (0.02)       $       (0.06)       $       (0.03)
                                                      =============      =============        =============        =============

                                                                     ------------------

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the six months ended September 30, 1997 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 1997.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares 31,869,285 and 24,602,211 outstanding during the six month period ended September 30, 1997 and 1996, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $1,143,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of September 30, 1997, funds are owed by the Company totaling $125,185 to the president of the Company. As of March 31, 1997, the Company owed the president $20,228. At September 30, 1997 $4,299 had been advanced to the president of the subsidiary.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

Results of Operation

     Revenues during the three and six months ended September 30, 1997 were well in excess of revenues for the comparable periods in 1996 as the Company's facility in Wales, United Kingdom continued to come on-line and sales continued to increase. Revenues in the second fiscal quarter of 1998 also are above those for the Company's first fiscal quarter of 1998. The Company's cost of sales as a percentage of revenues increased in the six months of fiscal 1998 as a result of stainless steel prices declining worldwide causing the Company to recognize, for financial reporting purposes, the use of higher cost inventory which was acquired before the decline of stainless steel prices. The Company, therefore, suffered a loss at the margin level for the three months and six months ended September 30, 1997 of $275,444 and $911,699, respectively. The Company believes its operations will continue to be affected by pricing worldwide for stainless steel products both at the revenue level and at the cost of sales level.

     Selling, general and administrative expenses increased in the second fiscal quarter over the comparable period in the prior year as a result of increased staffing at the Company's facility and increased marketing and promotional expenses for the Company's products.

Liquidity and Capital Resources

     As of September 30, 1997 the Company had cash of $3,032,807 and net accounts receivable of $1,221,518. The Company continues to consume cash on a quarterly basis to fund prior losses, to purchase inventory as sales continue to increase and to finance accounts receivable. While the Company's liquidity position is good as of September 30, 1997, as the Company's operations continue to expand, the Company may be required to seek outside sources of additional debt and/or equity funds.

                                     PART II

ITEM 6.  Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the fiscal quarter for which this Form 10-Q is filed.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                    STELAX INDUSTRIES LTD.


Date: November 12, 1997             /s/ Harmon Hardy
                                    ---------------------------------
                                    Harmon Hardy
                                    President/Chief Financial Officer

                               INDEX TO EXHIBITS


Exhibit
Number                             Exhibit
-------                            -------
  27                     Financial Data Schedule