Form 10-Q
period 1997-12-31
STELAX INDUSTRIES LTD
filed 1998-02-17
CIK 847541

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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


British Columbia                                                  NONE
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


                          4004 Beltline Road, Suite 107
                               Dallas, Texas 75244
                               -------------------
               (Address of principal executive offices) (Zip Code)

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

Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock at December 31, 1997: 31,869,285.

                                      INDEX

PART 1.  FINANCIAL INFORMATION                                            Page

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

                                     PART I

ITEM 1.      FINANCIAL STATEMENTS

The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at December 31, 1997 and December 31, 1996.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited financial statements at and for the fiscal year ended March 31, 1997.

                              STELAX INDUSTRIES LTD


                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)



                                     ASSETS
                                                                                 December 31,       March 31,
                                                                                     1997              1997
                                                                                 ------------      ------------
                                                                                  Unaudited
CURRENT ASSETS:
       Cash                                                                      $  1,406,880      $  6,186,712
       Accounts receivable-trade, net (allowance for
              doubtful accounts at Dec. 31, and March 31,
              1997, $9,190 and $24,600, respectively)                               1,638,224           293,001
          -related parties (Note 4)                                                     9,565                --
       Inventory-raw materials                                                        125,020           302,513
          -work in process                                                            865,785           366,847
          -finished goods                                                             336,701           213,522
       Prepaids and other current assets                                               68,117            37,623
                                                                                 ------------      ------------
       Total Current Assets                                                         4,450,292         7,400,218

PROPERTY & EQUIPMENT-AT COST:
       Plant & machinery                                                            9,057,154         8,060,727
       Building                                                                       837,276           810,792
       Land                                                                           270,136           270,136
                                                                                 ------------      ------------
                                                                                   10,164,566         9,141,655
       Accumulated Depreciation                                                      (732,665)         (398,541)
                                                                                 ------------      ------------
       Total Property & Equipment                                                   9,431,901         8,743,114

INTANGIBLE ASSETS (accumulated amortization at
              Dec. 31 and March 31, 1997 of $87,345 and
              $47,749, respectively)                                                  536,992           538,991
OTHER ASSETS                                                                           49,271            74,444
                                                                                 ------------      ------------
TOTAL ASSETS                                                                     $ 14,468,456      $ 16,756,767
                                                                                 ============      ============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                          $  1,697,725      $  1,415,583
       Convertible note payable                                                       195,982           195,982
       Payable to related parties (Note 4)                                             47,515            20,228
                                                                                 ------------      ------------
       Total Current Liabilities                                                    1,941,222         1,631,793

STOCKHOLDERS' EQUITY :
      Common stock - 50,000,000 shares authorized,
          no stated par value; issued
          and outstanding 31,869,285 shares
          at December 31 and March 31, 1997                                        21,821,087        21,821,087
      Accumulated deficit                                                          (9,572,861)       (6,844,173)
      Cumulative translation adjustments                                              279,008           148,060
                                                                                 ------------      ------------
                                                                                 $ 12,527,234      $ 15,124,974
                                                                                 ------------      -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 14,468,456      $ 16,756,767
                                                                                 ============      ============


See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited


                                                                    Three Months Ended                Nine Months Ended
                                                             -----------------------------    ------------------------------
                                                             December 31,     December 31,     December 31,     December 31,
                                                                1997             1996             1997             1996
                                                             -----------      -----------      -----------      -----------
Sales                                                        $   636,920      $   214,926      $ 2,485,307      $   306,376
Cost of sales                                                  1,002,469          301,399        3,762,555          427,007
                                                             -----------      -----------      -----------      -----------
Gross loss                                                      (365,549)         (86,473)      (1,277,248)        (120,631)

Selling, general and administrative
  expenses (including depreciation and amortization
  of $374,073 and $344,415 for the nine months
  ending Dec. 31, 1997 and 1996, respectively)                   537,650          686,012        1,588,588        1,387,562
                                                             -----------      -----------      -----------      -----------
Net loss from operations                                        (903,199)        (772,485)      (2,865,836)      (1,508,193)

Other income (expense):
  Interest income                                                 25,744           72,156          139,991          156,178
  Interest expense                                                (2,248)              --           (2,844)         (24,337)
                                                             -----------      -----------      -----------      -----------
Net loss                                                     $  (879,703)     $  (700,329)     $(2,728,689)     $(1,376,352)
                                                             ===========      ===========      ===========      ===========
Net loss per share                                           $     (0.03)     $     (0.02)     $     (0.09)     $     (0.05)
                                                             ===========      ===========      ===========      ===========


See notes to financial statements.

                            STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited

                                                                                       Nine Months Ended
                                                                                 -------------------------------
                                                                                 December 31,       December 31,
                                                                                    1997                1996
                                                                                 ------------      -------------
OPERATING ACTIVITIES
  Net loss                                                                       $ (2,728,689)     $ (1,376,352)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
       Depreciation and amortization                                                  374,073           344,415
       Allowance for doubtful accounts                                                (15,410)               --
       Foreign currency transaction gain (loss)                                       130,948           272,196
       Changes in operating assets and liabilities:
          Decrease (increase) in receivables                                       (1,339,378)         (285,021)
          Decrease (increase) in inventory & other assets                            (449,945)         (745,890)
          Increase (decrease) in accounts
             payable & accrued interest                                               309,430            17,979
                                                                                 ------------      ------------
Net cash used in operating activities                                              (3,718,971)       (1,772,673)


INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles                                    (1,060,861)         (453,275)
                                                                                 ------------      ------------
Net cash used by investing activities                                              (1,060,861)         (453,275)
FINANCING ACTIVITIES:
  Note payable issue                                                                       --           195,982
  Payment of Maritime payable                                                              --        (1,033,561)
  Net proceeds from common stock                                                           --        10,418,362
                                                                                 ------------      ------------
Net cash provided by financing activities                                                  --         9,580,783
                                                                                 ------------      ------------
Increase (decrease) in cash and cash equivalents                                   (4,779,832)        7,354,835
Cash & cash equivalents at beginning of period                                      6,186,712            41,147
                                                                                 ------------      ------------
Cash & cash equivalents at end of period                                         $  1,406,880      $  7,395,982
                                                                                 ============      ============
  Interest paid                                                                  $         --      $     77,236
                                                                                 ============      ============
  Income taxes paid                                                              $         --      $         --
                                                                                 ============      ============
Non Cash Transactions:
  Investment acquired by equity issue                                            $         --      $    131,040
                                                                                 ============      ============


See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the nine months ended December 31, 1997 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 1997.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares 31,869,285 and 27,033,377 outstanding during the nine month period ended December 31, 1997 and 1996, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $1,143,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of December 31, 1997, funds are owed by the Company totaling $47,515 to the president of the Company. As of March 31, 1997, the Company owed the president $20,228. At December 31, 1997 $9,565 had been advanced to the president of the subsidiary.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

Results of Operation

     The operating results of the Company through December 31, 1997 show the lack of success of the Company in being able to earn profits in the production of solid stainless steel. As a result, management of the Company has decided to phase out of the solid stainless steel business. The Company's original business plan called for the production of solid stainless steel to satisfy three objectives: the commissioning of the Company's facility in Wales, United Kingdom, building a production infrastructure and achieving positive cash flow. The Company was able to meet the first two objectives. However, the objective of positive cash flow has not been achieved as of December 31, 1997. At the time of the Company's original business plan, stainless steel prices were at historic high. Since that time, however, stainless steel prices have continued to drop. Fortunately, the Company has developed a backlog for its patented product Nuovinox, the ultimate objective for the Company. The lower solid stainless steel prices created by the collapse of the Asian economy enhances the Company's position in Nuovinox, a lower priced alternative to solid stainless steel. Since approximately 80% of the cost of Nuovinox is tied to the price of solid stainless steel, the lower prices of stainless steel have opened up new market opportunities for Nuovinox. Nuovinox can compete with galvanized and coated products more competitively and will make Stelax's rebar products more economically acceptable.

     Management feels confident that the redirection of the operations discussed above will help accelerate the Company in establishing a dominant position in the market with Nuovinox and establish significant improvements in the Company's financial performance and cash flows.

Liquidity and Capital Resources

     As of December 31, 1997 the Company had cash of $1,406,880 and net accounts receivable of $1,638,224. The Company continues to consume cash on a quarterly basis to fund prior losses, to purchase inventory and to finance accounts receivable. While the Company's liquidity position is good as of December 31, 1997, as the Company's operations are redirected fully to the production of Nuovinox, the Company may be required to seek outside sources of additional debt and/or equity funds. For the immediate term, liquidity will be enhanced by collecting existing receivables and utilizing existing inventory.

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



                             STELAX INDUSTRIES LTD.


Date: February 15, 1998                     /s/ Harmon Hardy
                                            ------------------------------------
                                            Harmon Hardy
                                            President/Chief Financial Officer

                              INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------
 27                 Financial Data Schedule
