Form 10-K
period 1998-03-31
STELAX INDUSTRIES LTD
filed 1998-07-14
CIK 847541

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

          (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1998 or

          () Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________.

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

4004 BELTLINE ROAD, SUITE 107, DALLAS, TEXAS                75244
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number,
including area code:                             (972) 233-6041

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 1998 was approximately $18,947,000. At June 30, 1998 there were 31,869,285 shares of common stock outstanding.

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

During the fiscal year ended March 31, 1998 most of the Company's efforts were dedicated to producing stainless steel products and developing a market for the Company's Nuovinox products for which the Company anticipates greater margins and profitability as compared to the traditional stainless steel products. During the 1998 fiscal year management decided to discontinue the production of stainless steel products due to deteriorating world markets for such products and a significant decrease in stainless steel prices.

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

During the year ended March 31, 1998, the steel mill had been recommissioned and was producing various stainless steel products for sale. Additionally, during the year ended March 31, 1998, the Company produced limited quantities of Nuovinox for use by potential customers in their testing and evaluation of the product.

In May 1997 the Company acquired a planetary rolling mill from a company located in Germany. The acquisition of this rolling mill will significantly increase the rolling capability of the Aberneath Facility. The planetary rolling mill was installed and operating as of May 30, 1998.

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

CUSTOMER AND DISTRIBUTION

During the 1998 fiscal year the Company distributed its stainless steel products through third-party steel distributors. The Company anticipates that its Nuovinox products will also be distributed through third-party steel distributors, although no such relationships were established as of March 31, 1998. Other potential sources of distribution for the Nuovinox products may include the formation of joint ventures with, or licensing arrangements to, larger steel manufacturers, although no such ventures or arrangements were in place as of March 31, 1998.

INDUSTRY CONDITIONS AND COMPETITION

The steel industry is generally considered to be highly competitive and cyclical with a great number of large and sophisticated producers, all of whom have greater financial and technical resources than the Company. Additionally, the cycles for steel products vary from one specialty steel to another. During the Registrant's 1998 fiscal year, stainless steel has been in a situation where prices have been comparatively low causing the Registrant to cease production in late 1997.

Economic conditions among end-users of steel products may result in cyclical downturns in business, even in markets expected to expand over the long term. Until a wide range of different products used in varying sections is produced by the Company, such down-turns may have a significant impact on the Company's revenues. The Company made a decision in its last fiscal quarter to discontinue the production of solid stainless steel. The Company expects that, until production of Nuovinox reaches capacity, it will continue to roll stainless under special rolling arrangements which are customized to meet a specific customer requirement.

Nuovinox is a new product that has been extensively tested. During the 1998 fiscal year, the Company has received various commitments for the use of the product. Further product acceptance may be affected by pricing and the other variables beyond the Company's control.

CURRENCY FLUCTUATIONS

It is anticipated that the Company's expenses and sales will be denominated in several currencies, including major European currencies, the US dollar and the Yen. As a result the Company's operating income and cash flow will be significantly exposed to currency fluctuations. Management intends to monitor the Company's exposure to currency risks, and, as appropriate, use financial forward or other instruments to minimize the effect of these fluctuations. No such instruments were held as of March 31, 1998 and there can be no assurance that the Company would be able to obtain such instruments. However, there can be no assurance that exchange rate fluctuations will not have an adverse effect on the Company's results of operations or financial condition.

RESEARCH AND DEVELOPMENT

The Company has not spent any significant funds on research and development during the prior three years. However, amounts may be incurred in the future as specific customer requirements may arise in connection with the sale of customized Nuovinox products.

PATENTS AND TRADEMARKS

The Company holds approximately 70 worldwide patents for Nuovinox. The Company considers its patents important for the success of such product.

EMPLOYEES

As of June 15, 1998, the Company had 24 employees or independent contractors working for the Company. The Company anticipates increasing the number of employees in the 1999 fiscal year as the Company expands production at the Aberneath Facility.

ITEM 2.  PROPERTIES

The Company's principal executive offices in the United States are located at 4004 Belt Line Road, Suite 107, Dallas, Texas and are occupied pursuant to a three year lease requiring monthly payments of $2,649, which payments increase slightly during the term of the lease. The Company owns the land and buildings comprising the Aberneath Facility in Wales, United Kingdom. See Item 1. Business
- The Aberneath Facility.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS


MARKET PRICES

The Registrant's Common Stock is quoted on the NASDAQ Bulletin Board System. The Registrant's Common Stock in the United States trades under the symbol "STAX". The range of the high and low bid prices as quoted on the NASDAQ Bulletin Board from April 1, 1996 through March 31, 1998 is as follows:

FISCAL 1997           HIGH     LOW
-----------           ----     ---
First Quarter         1.40     .70
Second Quarter        1.35     .65
Third Quarter         1.00     .62
Fourth Quarter        1.05     .60

FISCAL 1998           HIGH     LOW
-----------           ----     ---

First Quarter          .81     .59
Second Quarter        1.81     .65
Third Quarter         1.66    1.00
Fourth Quarter        1.16    1.04

The Registrant's Common Stock is also quoted on the Le Nouveau Marche of the Paris Stock Exchange. Trading on the Le Nouveau Marche commenced July 11, 1996.

HOLDERS

As of May 31, 1998, there were approximately 193 holders of record of the Registrant's Common Stock.

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

FOREIGN REGULATION

The Investment Canada Act ("ICA"), which became effective on June 30, 1985, regulates the acquisition by non- Canadians of control of a Canadian business enterprise. In effect, the ICA required review by Investment Canada, the agency which administers the ICA, and approval by the Canadian government in the case of an acquisition of control of a Canadian business by a non-Canadian where: (i) in the case of a direct acquisition (for example, through a share purchase or asset purchase), the assets of the business are $5 million or more in value; or
(ii) in the case of an indirect acquisition (for example, the acquisition of the foreign parent of the Canadian business) where the Canadian business has assets of $50 million or more in value or if the Canadian business represents more than 50% of the assets of the original group and the Canadian business has assets of $5 million or more in value. Review and approval are also required for the acquisition or establishment of a new business in areas concerning Canada's cultural heritage or national identity such as book publishing, film production and distribution, television and radio, production and distribution of music, and the oil and natural gas industry, regardless of the size of the investment.

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

ITEM 6.  SELECTED FINANCIAL DATA

The table below sets forth certain financial data for the Company for its fiscal years ended March 31, 1998, 1997, 1996, 1995, and 1994. The data for 1995 and
1994 has been restated to conform to the financial statement presentation of the subsidiary being an unconsolidated subsidiary in those years.

                                               YEARS ENDED MARCH 31,

========================================================================================================
                            1998             1997             1996             1995             1994
                        ------------     ------------     ------------     ------------     ------------
--------------------------------------------------------------------------------------------------------
SALES                   $  1,728,657     $    733,600     $         --     $         --     $         --
--------------------------------------------------------------------------------------------------------
GROSS LOSS               (2,725,973)      (1,070,225)               --               --               --
--------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME        (4,691,161)      (2,108,789)      (2,009,273)        (172,497)          241,365
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS              12,636,869       16,756,767        8,449,341          212,567            2,477
--------------------------------------------------------------------------------------------------------
LONG-TERM                        ___              ___              ___              ___              ___
OBLIGATIONS
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES          2,110,615        1,631,793        1,893,039          356,280          196,193
--------------------------------------------------------------------------------------------------------
COMMON STOCK              31,869,285       31,869,285       18,733,906       14,166,550       13,236,550
OUTSTANDING AT                Shares           Shares           Shares           Shares           Shares
YEAR-END
--------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME              (.15)            (.07)            (.12)            (.01)             0.03
PER SHARE
========================================================================================================

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

1998 VERSUS 1997

During the fiscal year ended March 31, 1998 the Company produced and sold various stainless steel products resulting in an increase in revenues in fiscal 1998 to $1,728,857 from $733,600 in 1997. However, due to deteriorating world markets for stainless steel and the Company's inability to compete efficiently and earn an appropriate gross margin, the Company ceased production of stainless steel products in fiscal 1998. The Company suffered a gross loss on revenues of $2,725,973.

The Company's selling, general and administrative expenses increased significantly in fiscal year 1998 as compared to fiscal 1997 as a result of (i) increased overhead arising from the Company's 1998 production activities and
(ii) increased expenses associated with the Company's continuing marketing and promotion of the Nuovinox products.

The increase in selling, general and administrative expenses along with the increase in gross loss on sales resulted in an increase in loss from operations in fiscal 1998 to $4,836,221 from $2,341,678 in fiscal 1997.

1997 VERSUS 1996

The Company expended most of its efforts in fiscal 1997 raising approximately $11 million in funds on the Le Nouveau Marche, recommissioning the Aberneath Facility which was acquired in November 1995, commencing sales of the Company's stainless steel products and marketing the Company's Nuovinox products.

The Company enjoyed its initial revenues in fiscal 1997 (principally comprised of sales of stainless steel products) as the Aberneath Facility was brought on line. These revenues, however, carried a high cost of sales resulting in a loss from operations of $1,070,225.

The Company's selling, general and administrative expenses (excluding a one-time compensation charge to expenses of $1,561,175 in fiscal 1996) increased from $399,694 in fiscal 1996 to $1,271,453 in fiscal 1997. This increase is a result of an increased number of employees as the Aberneath Facility has been recommissioned and continued expenses incurred in the marketing of the Company's products.

LIQUIDITY & CAPITAL RESOURCES

The Company's liquidity position during fiscal year 1998 deteriorated significantly as a result of the net loss experienced by the Company and the purchase of the planetary mill equipment. The Company has significantly reduced its operating expenses in an effort to conserve cash pending the sale of its Nuovinox products. Also, as noted earlier in this Annual Report, the Company has ceased production of stainless steel except for special rolling arrangements. This will allow the Company to collect trailing accounts receivable and liquidate inventory, thereby generating additional cash in the short term.

While management of the Company believes it has sufficient cash and current assets to continue operations for the near term, the Company believes it will be required to raise external financing prior to the end of the 1999 fiscal year through the sale of debt, equity or a combination thereof. There can be no assurance, however, that the Company will be successful in raising external financing in which case the Company may be required to sell assets or seek a joint venture relationship with a third party.

INFLATION

The Company's operations may be impacted by the effects of inflation and changing prices as increased prices may reduce the demand for steel products. Additionally, the price of nickel has direct impact on the Company as nickel is an integral component to the price of the stainless steel utilized in Nuovinox.

INFORMATION SYSTEMS AND THE YEAR 2000

The Company has made a brief evaluation of the Year 2000 problem and, based on its current operations, does not believe the Company will be required to expend any significant amounts to become Year 2000 compliant. The cost of any Year 2000 expenses can be funded through internally generated funds.


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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

         The directors and executive officers of the Company as of May 30, 1998 are as follows:

Name and Age                        Position                       Served In Office Since
------------                        --------                       ----------------------
Harmon S. Hardy, 69                 Chairman of the                         1987
                                    Board, President
                                    and Chief Financial Officer

Ruben Grubner, 42                   Director                                1995

William D. Alexander, 49            Director                                1996


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

William D. Alexander is a Senior Vice-President with Bank of Nova Scotia in Toronto, Canada and has been employed by the bank since 1987.

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

         The Company believes all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with through March 31, 1998.

ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the compensation to the Company's chief executive officer at March 31, 1998 for services rendered during the fiscal years ended March 31, 1998, 1997, and 1996. No officer of the Company received compensation during the fiscal year ended March 31, 1998 in excess of $100,000.



                                             Annual Compensation(1)
                                             ----------------------

     Name               Year        Salary       Bonus           Other      Stock Options          All Other
     ----               ----        ------     ---------         -----        (Shares)           Compensation
                                                                              --------           ------------
HARMON S. HARDY,        1998        $72,000           --            --           --              $ 9,000(2)
Chairman of the         1997        $72,000           --            --           --                  --
Board of Directors,     1996(3)          --           --            --           --                  --
President and Chief
Financial Officer

(1) The compensation described in the table does not include the cost to the Company of benefits furnished to certain officers, including premiums for health insurance, and other personal benefits provided to such individuals that are extended in connection with the conduct of the Company's business. No executive officer names above received other compensation in excess of the lesser of $50,000 or 10% of such officer's salary and bonus compensation.

(2)  Includes a monthly car allowance which has been accrued but not paid.

(3) Does not include consulting fees paid to affiliates of Mr. Hardy during these years.

1998 OPTION GRANTS

     There were no options granted to Mr. Hardy during the fiscal year ended March 31, 1998.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 15, 1998, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) each of the executive officers of the Company; (iii) each director of the Company; and (iv) all officers and directors as a group:


--------------------------------------------------------------------------------------------------------------
     NAME AND ADDRESS OF BENEFICIAL                SHARES OF COMMON STOCK                  PERCENTAGE OF CLASS
                 OWNERS(1)                           BENEFICIALLY OWNED
--------------------------------------------------------------------------------------------------------------
Harmon S. Hardy, Jr
4004 Belt Line Road, #107
Dallas, Texas 75244                                      4,652,700(2)                              13.77%

--------------------------------------------------------------------------------------------------------------
Ruben Grubner                                               50,000(3)                                 *
--------------------------------------------------------------------------------------------------------------
William D. Alexander                                       100,000(4)                                 *
--------------------------------------------------------------------------------------------------------------
All Officers and Directors as a Group
(3 persons)                                              4,802,700(2)                              14.15%
--------------------------------------------------------------------------------------------------------------

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 1998, the Company owed to the President of the Company and to High Speed Technologies, Inc., an affiliate of the President, an aggregate of $81,352. The amounts owed are non-interest bearing and are payable in demand.

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

(b) The following exhibits are filed as a part of this Annual Report on Form
10-K:

Exhibit
Number            Description of Exhibit                                                         Location of Exhibit
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

10(g)             Patent Mortgage dated November 13, 1995 by and
                           between ZX(UK) Limited and Camborne Industries PLC
                           (c/k/a
                           Stelax (U.K.) Limited)                                                         b

10(h)             Trademarks Mortgage dated November 13, 1995 by and
                           between ZX(UK) Limited and Camborne Industries PLC
                           (c/k/a Stelax
                           (U.K.) Limited)                                                                b

22(a)             Subsidiaries of the Company

                           Stelax (U.K.) Limited, a United Kingdom subsidiary

27                Financial Data Schedule                                                                 *

-----------------------------------------------------------------------


     *Filed herewith

     a. Incorporated by reference from the Form S-18 Registration Statement, as amended (No. 33-27667- FW), for the Company.

     b.   Incorporated by reference from the Form 8-K dated November 7, 1995.

     c. Incorporated by reference from the Form 10-K for the fiscal year ended March 31, 1996.

(c)      Reports on Form 8-K.
                  No reports on Form 8-K were filed during the last fiscal quarter of 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 13, 1998                             STELAX INDUSTRIES, LTD.



                                               /s/ Harmon S. Hardy, Jr.
                                          -------------------------------------
                                          By:      Harmon S. Hardy, Jr.
                                                   President and
                                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on July 13, 1998.



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



 /s/ Ruben Grubner
-------------------------------------------
Ruben Grubner                                                  Director



 /s/ William D. Alexander
-------------------------------------------
William D. Alexander                                           Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
Reports of Independent Certified Public Accountants                       F-2

Consolidated Balance Sheets, March 31, 1998 and 1997                      F-5

Consolidated Statements of Operations for the years ended
   March 31, 1998, 1997, and 1996                                         F-6

Consolidated Statements of Changes in Stockholders' Equity
   (Deficit) for the years ended March 31, 1998, 1997, and 1996           F-7

Consolidated Statements of Cash Flows for the years ended
   March 31, 1998, 1997, and 1996                                         F-8

Notes to Consolidated Financial Statements                                F-9

Schedule IV - Indebtedness to Related Parties - Not Current               F-19

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Stelax Industries Ltd
British Columbia, Canada


We have audited the accompanying consolidated balance sheet of Stelax Industries Ltd and subsidiary as of March 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. (Our audit also included the financial statement schedule listed in the Index at Item 14). These financial statements and financial statement schedule are the responsibility of the Corporation's Management. Our responsibility is to express an opinion on the financial statements and financial schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stelax Industries Limited and subsidiary at March 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. (Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.)

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note H to the financial statements the Company's recurring losses from operations and stockholders' capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in the Capital and Liquid Resources section of Item 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE

Chartered Accountants
Date: .........
Cardiff, UK

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Stelax Industries Ltd. (formerly Zfax Image Corp.)

We have audited the accompanying statements of income, stockholder's equity, and cash flow of Stelax Industries Ltd. (formerly Zfax Image Corp.) for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flow of Stelax Industries Ltd. (formerly Zfax Image Corp.) for the year ended March 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note H to financial statements, the Company's recurring losses from operations and working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note H. The 1996 financial statements do not include any adjustments that may result from the outcome of this uncertainty.



Dallas, Texas
May 21, 1996

                              STELAX INDUSTRIES LTD


                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)


                ASSETS

                                                                 March 31,                 March 31,
                                                                  1998                      1997
                                                       -----------------------     ---------------------
CURRENT ASSETS:
  Cash                                                 $               852,892    $            6,186,712
  Inventory-Raw materials                                              124,664                   302,513
   Work in process                                                     700,930                   366,847
   Finished goods                                                      247,163                   213,522
  Accounts Receivable-Trade, net (allowance for
   doubtful accounts at March 31, 1998 and 1997
   $93,593 and $24,600, respectively)                                  597,426                   293,001
  Prepaids and other current assets                                     87,380                    37,623
                                                       -----------------------     ---------------------
  Total Current Assets                                               2,610,455                 7,400,218

PROPERTY & EQUIPMENT-AT COST:
  Plant & Machinery                                                  9,155,297                 8,060,727
  Building                                                             840,240                   810,792
  Land                                                                 270,136                   270,136
                                                       -----------------------     ---------------------
                                                                    10,265,673                 9,141,655
  Accumulated Depreciation                                            (825,263)                 (398,541)
                                                       -----------------------     ---------------------
  Total Property & Equipment                                         9,440,410                 8,743,114

INTANGIBLE ASSETS (accumulated amortization of
  $101,924 and $47,749 at March 31, 1998 and
  1997, respectively)                                                  548,509                   538,991

OTHER ASSETS                                                            37,495                    74,444
                                                       -----------------------     ---------------------

TOTAL ASSETS                                           $            12,636,869     $          16,756,767
                                                       =======================     =====================



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                     $             1,833,281     $           1,415,583
  Convertible notes payable (Note G)                                   195,982                   195,982
  Payable to related parties (Note C)                                   81,352                    20,228
                                                       -----------------------     ---------------------
  Total Current Liabilities                                          2,110,615                 1,631,793

COMMITMENTS (Note E)


STOCKHOLDERS' EQUITY (Notes B,D,&G):
  Common stock - 50,000,000 shares
   authorized, no stated par value;
   issued and outstanding 31,869,285 shares
   at March 31, 1998 and 1997, respectively                         21,821,087                21,821,087
  Cumulative translation adjustments                                   240,501                   148,060
  Accumulated deficit                                              (11,535,334)               (6,844,173)
                                                       -----------------------     ---------------------
  Total Stockholders' Equity                           $            10,526,254                15,124,974
                                                       -----------------------     ---------------------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                 $            12,636,869     $          16,756,767
                                                       =======================     =====================




                       See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)



                                                                     Year Ended
                                                  ------------------------------------------------
                                                    March 31,         March 31,         March 31,
                                                      1998              1997              1996
                                                  ------------   ---------------     -------------
Sales                                                1,728,657           733,600              ----
Cost of sales                                        4,454,630         1,803,825              ----
                                                  ------------   ---------------     -------------
Gross loss                                          (2,725,973)       (1,070,225)             ----

Selling, general and administrative expenses
  (including depreciation and amortization of
  $481,254 and $446,290 for the years ended
  March 31, 1998 and 1997, respectively)             2,110,248         1,271,453         1,960,869
                                                  ------------   ---------------     -------------

Loss from operations                                (4,836,221)       (2,341,678)       (1,960,869)

Other income (expense):
  Interest income                                      154,844           257,226              ----
  Interest expense                                      (9,784)          (24,337)          (52,899)
  Other                                                   ----              ----             4,495
                                                  ------------   ---------------     -------------

Net loss                                          $ (4,691,161)  $    (2,108,789)    $  (2,009,273)
                                                  ============   ===============     =============


Weighted average shares of common stock             31,869,285        28,225,792        17,122,376
                                                  ============   ===============     =============


Net loss per share                                $      (0.15)  $         (0.07)    $       (0.12)
                                                  ============   ===============     =============
Weighted average shares for fully
   diluted calculation                            $ 33,359,264   $    33,994,489     $  18,633,734
                                                  ============   ===============     =============


                       See notes to financial statements.

                              STELAX INDUSTRIES LTD


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (Presented in United States dollars)



                                                             Common Stock
                                                      --------------------------  Accumulated      Translation
                                                        Shares         Amount       Deficit        Adjustments      Total
                                                      ----------  -------------- --------------    ----------  --------------
BALANCE at April 1, 1995                              14,166,550  $    2,582,398 $   (2,726,111)   $     ----  $    (143,713)

Common stock issued during the period:
  $1.00 to $1.50 per share (Note G)                    2,256,399       2,023,113           ----          ----      2,023,113
  $1.00 to $1.75 per share for services (Note B)       2,160,957       4,862,500           ----          ----      4,862,500
  $1.75 per share for acquisition (Note B)               150,000         262,500           ----          ----        262,500
Renewal of options (Note D)                                 ----       1,561,175           ----          ----      1,561,175
Net loss                                                    ----            ----     (2,009,273)         ----     (2,009,273)
                                                      ----------  -------------- --------------    ----------  -------------
BALANCE at March 31, 1996                             18,733,906  $   11,291,686 $   (4,735,384)   $     ----  $   6,556,302

Common stock issued during the period:
  $1.75 per share for acquisition (Note B)                74,880         131,040           ----          ----        131,040
  $.67 to $1.00 per share for services (Note G)          931,274         261,700           ----          ----        261,700
  $.69 to $1.00 per share (Note G)                    12,129,225      10,136,661           ----          ----     10,136,661
Foreign currency translation adjustment                     ----            ----           ----       148,060        148,060
Net loss                                                    ----            ----     (2,108,789)         ----     (2,108,789)
                                                      ----------  -------------- --------------    ----------  -------------
BALANCE at March 31, 1997                             31,869,285  $   21,821,087 $   (6,844,173)   $  148,060  $  15,124,974

Foreign currency translation adjustment                     ----            ----           ----        92,441         92,441
Net loss                                                    ----            ----     (4,691,161)         ----     (4,691,161)
                                                      ----------  -------------- --------------    ----------  -------------
BALANCE at March 31, 1998                             31,869,285  $   21,821,087 $  (11,535,334)   $  240,501  $  10,526,254
                                                      ==========  ============== ==============    ==========  =============

                       See notes to financial statements.

                              STELAX INDUSTRIES LTD




                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)



                                                                              Year Ended
                                                             ---------------------------------------------
                                                                March 31,        March 31,       March 31,
                                                                  1998            1997             1996
                                                             -----------     ------------      -----------
OPERATING ACTIVITIES
  Net loss                                                   $(4,691,161)    $ (2,108,789)     $(2,009,273)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
      Compensation upon option renewal                              ----             ----        1,561,175
      Depreciation & amortization                                481,254          446,290             ----
      Allowance for doubtful accounts                             68,993           24,600             ----
      Foreign currency transaction gain                           92,441           48,440             ----
      Changes in operating assets and liabilities:
         Decrease (increase) in receivables                     (373,418)        (317,601)            ----
         Decrease (increase) in inventory & other assets        (202,683)        (976,284)         (18,665)
         Increase (decrease) in accounts
             payable & accrued interest                          478,822          576,333          303,221
         Increase in other liabilities                              ----             ----          199,977
                                                             -----------     ------------      -----------
Net cash (used) provided by operating activities              (4,145,752)      (2,307,011)          36,435


INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles               (1,188,068)      (1,207,826)      (3,052,029)
                                                             -----------     ------------      -----------
Net cash used by investing activities                         (1,188,068)      (1,207,826)      (3,052,029)


FINANCING ACTIVITIES:
  Convertible note payable issue                                    ----          195,982             ----
  Payable (payment) to Maritime                                     ----       (1,033,561)       1,033,561
  Net proceeds from common stock                                    ----       10,398,361        2,023,113
                                                             -----------     ------------      -----------
Net cash provided by financing activities                           ----        9,560,782        3,056,674
                                                             -----------     ------------      -----------

Effect of exchange rate changes on cash                             ----           99,620             ----
                                                             -----------     ------------      -----------

Increase (decrease) in cash and cash
  equivalents                                                 (5,333,820)       6,145,565           41,080

Cash & cash equivalents at beginning
  of year                                                      6,186,712           41,147               67
                                                             -----------     ------------      -----------
Cash & cash equivalents at end of year                       $   852,892     $  6,186,712      $    41,147
                                                             ===========     ============      ===========
  Interest paid                                              $     9,784     $     77,236      $      ----
                                                             ===========     ============      ===========
  Income taxes paid                                          $      ----     $       ----      $      ----
                                                             ===========     ============      ===========

Non Cash Transactions:

  Investment acquired by equity issue                        $      ----     $    131,040      $ 5,125,000
                                                             ===========     ============      ===========

                       See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                        NOTES TO CONSOLIDATED STATEMENTS
                      (Presented in United States Dollars)


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Stelax Industries, Ltd. (a Canadian corporation) formerly Zfax Image Corp., (the "Company") was incorporated on May 5, 1987, primarily to develop and produce portable facsimile machines. These operations were conducted through the Company's formerly owned subsidiary, Zfax, Inc.

On July 11, 1995, the Company incorporated Stelax (U.K.) Limited ("Stelax") as a wholly owned subsidiary in the United Kingdom to acquire certain assets of a steel mill in West Glamorgan, Wales and establish operations in the stainless steel manufacturing business. The financial statements for the years ended March 31, 1996, 1997 and 1998 include the accounts of the Company and its U.K. subsidiary. The operating loss of this subsidiary was $4,596,968, $2,068,731 and $200,986 for the years ended March 31, 1998, 1997 and 1996 and it had identifiable assets of $11,601,282 and $11,439,873 at March 31, 1998 and 1997.
All significant intercompany balances and transactions have been eliminated.

The Company's consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States.

CASH AND CASH EQUIVALENTS

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

START UP EXPENSES

All expenses incurred in connection with the start up of the steel mill have been expensed as incurred. Expenses incurred in relation to the commissioning of the planetary mill are capitalized as assets.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to 1997 amounts to conform to the current year presentation.

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

Effective November 13, 1995 the Company also acquired the land and buildings for the steel mill from Maritime. The total consideration to be given was approximately $1,310,000 in cash and $131,000 in common stock of the Company, representing 75,000 shares valued at $1.75 per share. In fiscal 1996, $277,000 was paid, and the remainder was paid in fiscal 1997.

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

As of March 31, 1998 and 1997, funds were due to the President and High Speed Technology totaling $81,352 and $20,228, respectively. These amounts are payable on demand and are non-interest bearing. Total expenses associated with services provided by High Speed Technologies, Inc. were $0, $4,500, and $18,000, for the years ended March 31, 1998, 1997, and 1996, respectively.

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

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


                                                                             WEIGHTED
                                                                             AVERAGE
                                             NUMBER        EXERCISE PRICE    EXERCISE PRICE
                                             OF SHARES     PER SHARE         PER SHARE
                                             ---------     --------------    --------------
Options outstanding March 31, 1996           1,622,000
Issued                                       2,097,500     $1.00 - $5.00     $1.32 - $0.79
                                             ---------
Options outstanding March 31, 1997           3,719,500
Expired                                       (150,000)
Options outstanding March 31, 1998           3,569,500
                                             =========

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


Stock options are exercisable from date of grant until expiry date which range from April 1998 to January 20, 2002.

The Company accounts for its share options in accordance with Accounting Principles Board Opinion No. 25.

Statement of financial Accounting Standards No. 123 "Accounting for Stock based Compensation" (SFAS 123) requires disclosure of pro forma information regarding net income and earnings per share had compensation cost been determined using the fair value method. The fair value of the Company's stock based awards was estimated as of the date of grant using the Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of trade options which have no vesting restriction and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards. The fair value of options granted was estimated assuming no dividends and using the following weighted average assumptions.

                                                           1998               1997
Risk free interest rate                                        6.14%            6.14%

Expected term                                              2-5 years        2-5 years

Volatility                                                      123%             123%

Weighted average fair value per share
for options granted during the year                         --             $     0.64

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



Had compensation costs for the company's plan been recorded, the company's net income and earnings per share would have been as indicated below:


                                                  1998                 1997
Net loss                 as reported           $4,691,161          $2.108,789
                         pro forma             $5,157,736          $2,630,864
Loss per share           as reported                $0.15               $0.07
                         pro forma                  $0.16               $0.09

E. COMMITMENTS

The Company, in February 1997, executed a three-year lease starting at $2,484 per month for corporate office space in Dallas, Texas. The lease increases in year 2 to $2,649 per month and in year 3 to $2,815 per month.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



Minimum future rental payments under operating leases are as follows:


Year ended March 31
1999                               $32,120
2000                                28,150
                                   -------
                                   $60,270
                                   =======

F. INCOME TAXES

The Company, as a Canadian corporation, does not file United States income tax returns. The UK subsidiary will file tax returns in the United Kingdom.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only component of deferred taxes for the Company is its net operating loss carryforwards of approximately $420,000 in Canada which began to expire in 1997 and approximately $6,200,000 in the U.K. which may be carried forward indefinitely subject to the agreement of the UK Inland Revenue against profits of the same trade. Deferred tax assets at March 31, are:

                                           1998                    1997
                                           ----                    ----
Deferred tax assets                 $    1,520,000               $   536,800
Valuation allowance                     <1,520,000>                 (536,800)
                                    --------------               -----------
Net deferred-tax asset              $          ---               $       ---
                                    ==============               ===========


The valuation allowance was increased by $983,200 and $330,670 during the fiscal years ended March 31, 1998 and 1997, respectively. Given the loss making position of the Company, it is uncertain losses could be utilized in the foreseeable future and therefore no benefit for deferred tax has been taken.

G. STOCKHOLDERS' EQUITY

Shares reserved for future issuance include 3,569,500 shares for stock options. From time to time, the directors may declare and authorize payments of dividends to the stockholders of record. To date, no dividends have been declared or paid.

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

The Company received a net $10,136,661 from the completion of a public stock offering on the Le Nouveau Marche in July 1996, a subordinate trading board of France's Bourse stock exchange. Additionally, the Company sold convertible notes payable, of which an unconverted balance of $195,982 remains at March 31, 1998. The notes bear interest at seven percent per annum and are due and payable in full on April 30, 1998. An additional 931,274 shares were issued for services in connection with the public offering.

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

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)




H. LOSSES FROM OPERATIONS AND CASH FLOW REQUIREMENTS

The Company incurred a loss from operations for the 1996 fiscal year. In addition, the steel mill owned by the U.K. subsidiary was still in the commissioning process at March 31, 1996. Further, the Company's ability to generate sufficient cash flow to meet its current obligations was uncertain. These conditions raised substantial doubt about the Company's ability to continue as a going concern. Additional funds of $582,542 were received by the Company to commence operations.

On July 11, 1996, the Company sold 10,936,355 shares in a listing on Le Nouveau Marche (a French domiciled emerging company stock exchange) with gross proceeds of $10,831,720 for financing for capital expenditures, elimination of debt and establishment of working capital.

The Company meets its day to day working capital requirements through its cash reserves and management of working capital. The nature of the Company's business is such that there can be unpredictable variation in the timing of cash inflows. Management of the Company is concerned that, at the time of approval of the financial statements, there is insufficient cash reserves to meet the requirements of the Company for the next year. They are therefore looking to raise additional funding from external sources.

The financial statements have been prepared on the going concern basis which assumes that the Company and its subsidiaries will continue in operational existence for the foreseeable future. The validity of this assumption depends on the successful conclusion of negotiations with outside sources of funds. The financial statements do not include any adjustments that might result if negotiations were not conducted successfully.

Management of the Company is confident that the Company will ultimately be successful in raising additional funds.

I. NET LOSS PER SHARE

Fully diluted earnings per share in accordance with FASB 128 does not have to be calculated as the Company is losing money.

                             STELAX INDUSTRIES LTD.
          SCHEDULE IV -- INDEBTEDNESS TO RELATED PARTIES -- NOT CURRENT
                      (Presented in United States Dollars)


                                Balance at                                                        Balance at
Debtor                       Beginning of Year       Additions           Deductions               End of Year
-------------------------------------------------------------------------------------------------------------
Registrant

March 31, 1998
----------------------------

Harmon Hardy, Jr.                            0                 ____                 ____                    0
High Speed Tech.                             0                 ____                 ____                    0
Hmanco, Inc.                                 0                 ____                 ____                    0

March 31, 1997
----------------------------

Harmon Hardy, Jr.                     $467,006              214,070           $(681,076)                    0
High Speed Tech                         75,532                4,700             (80,232)                    0
Hmanco, Inc.                                 0                  ---                  ---                    0

March 31, 1996
----------------------------

Harmon Hardy, Jr.                     $285,318             $181,688                  ---             $467,006
High Speed Tech                         58,031               17,501                  ---               75,532
Hmanco, Inc.                             (788)                  788                  ---                    0


Note 1. At March 31, 1997 and forward the balance payable to related parties is included in current liabilities.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.               DESCRIPTION
-------             -----------
  27                Financial Data Schedule