Form 10-Q
period 1998-06-30
STELAX INDUSTRIES LTD
filed 1998-08-18
CIK 847541

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                          4004 Beltline Road, Suite 107
                               Dallas, Texas 75244
               (Address of principal executive offices) (Zip Code)

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

Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock at June 30, 1998:
31,869,285.

                                      INDEX

                                                                                  Page
                                                                                  ----
PART 1.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                                      2

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                 6

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K                                          7

         Signature Page                                                            8

                                     PART I

ITEM 1.      FINANCIAL STATEMENTS

The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at June 30, 1998 and June 30, 1997.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited financial statements at and for the fiscal year ended March 31, 1998.

                      STELAX INDUSTRIES LTD


                CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)


                                     ASSETS

                                                                                       June 30,          March 31,
                                                                                        1998               1998
                                                                                      Unaudited
                                                                                     ------------      ------------
CURRENT ASSETS:
       Cash                                                                          $    628,667      $    852,892
       Inventory-Raw materials                                                             45,372           124,664
         Work in process                                                                  321,944           700,930
         Finished goods                                                                   348,205           247,163
       Accounts Receivable-Trade, net (allowance for
         doubtful accounts at June 30 and March 31,
         1998, $93,358 and $93,593, respectively)                                         630,358           597,426
       Prepaids and other current assets                                                   70,858            87,380
                                                                                     ------------      ------------
       Total Current Assets                                                             2,045,404         2,610,455

PROPERTY & EQUIPMENT-AT COST:
       Plant & Machinery                                                                9,221,991         9,155,297
       Building                                                                           849,138           840,240
       Land                                                                               270,136           270,136
                                                                                     ------------      ------------
                                                                                       10,341,265        10,265,673
       Accumulated Depreciation                                                          (933,357)         (825,263)
                                                                                     ------------      ------------
       Total Property & Equipment                                                       9,407,908         9,440,410

INTANGIBLE ASSETS (accumulated amortization of
         $116,089 and $101,924 at June 30 and
         March 31, 1998, respectively)                                                    534,344           548,509

OTHER ASSETS                                                                               16,407            37,495
                                                                                     ------------      ------------

TOTAL ASSETS                                                                         $ 12,004,063      $ 12,636,869
                                                                                     ============      ============


                                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
       Accounts payable                                                              $  1,652,829      $  1,833,281
       Convertible notes payable                                                          195,982           195,982
       Payable to related parties (Note 4)                                                101,671            81,352
                                                                                     ------------      ------------
       Total Current Liabilities                                                        1,950,482         2,110,615


STOCKHOLDERS' EQUITY:
      Common stock - 50,000,000 shares authorized, no stated par value; issued and outstanding 31,869,285 shares
         at June 30 and March 31, 1998, respectively                                   21,821,087        21,821,087
       Cumulative translation adjustments                                                 149,652           240,501
      Accumulated deficit                                                             (11,917,158)      (11,535,334)
                                                                                     ------------      ------------
       Total Stockholders' Equity                                                    $ 10,053,581      $ 10,526,254
                                                                                     ------------      ------------
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                          $ 12,004,063      $ 12,636,869
                                                                                     ============      ============


                       See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited


                                                                       Three Months Ended
                                                            ------------------------------------
                                                                June 30,              June 30,
                                                                  1998                  1997
                                                            ---------------      ---------------
Sales                                                               423,879              544,009
Cost of sales                                                       471,818            1,180,264
                                                            ---------------      ---------------
Gross loss                                                          (47,939)            (636,255)

Selling, general and administrative expenses
  (including depreciation and amortization of
  $122,259 and $123,434 for the period ended
  June 30, 1998 and 1997, respectively)                             340,571              511,442
                                                            ---------------      ---------------

Loss from operations                                               (388,510)          (1,147,697)

Other income (expense):
  Interest income                                                     8,748               62,918
  Interest expense                                                   (2,064)                  --
                                                            ---------------      ---------------

Net loss                                                    $      (381,826)     $    (1,084,779)
                                                            ===============      ===============

Weighted average shares of common stock                          31,869,285           31,869,285
                                                            ===============      ===============

Net loss per share                                          $         (0.01)     $         (0.03)
                                                            ===============      ===============

                       See notes to financial statements.

                              STELAX INDUSTRIES LTD


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                   Unaudited

                                                                               Three Months Ended
                                                                      ------------------------------------
                                                                          June 30,             June 30,
                                                                           1998                  1997
                                                                      ---------------      ---------------
OPERATING ACTIVITIES
  Net loss                                                            $      (381,826)     $    (1,084,779)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
       Depreciation & amortization                                            122,259              123,434
       Allowance for doubtful accounts                                           (235)             (15,334)
       Foreign currency transaction gain                                      (90,849)              30,323
      Changes in operating assets and liabilities:
         Decrease (increase) in receivables                                   (32,697)            (164,368)
          Decrease (increase) in inventory & other assets                     394,846             (476,831)
         Increase (decrease) in accounts
             payable & accrued interest                                      (160,131)             128,648
                                                                      ---------------      ---------------
Net cash (used) provided by operating activities                             (148,633)          (1,458,907)


INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles                               (75,592)            (178,538)
                                                                      ---------------      ---------------
Net cash used by investing activities                                         (75,592)            (178,538)



Increase (decrease) in cash and cash
  equivalents                                                                (224,225)          (1,637,445)

Cash & cash equivalents at beginning
  of period                                                                   852,892            6,186,712
                                                                      ---------------      ---------------
Cash & cash equivalents at end of period                              $       628,667      $     4,549,267
                                                                      ===============      ===============
  Interest paid                                                       $         2,064      $            --
                                                                      ===============      ===============
  Income taxes paid                                                   $            --      $            --
                                                                      ===============      ===============




                            See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the three months ended June 30, 1998 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 1998.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares 31,869,285 outstanding during the three month period ended June 30, 1998 and 1997.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $6,200,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of June 30, 1998, funds are owed by the Company totaling $101,671 to the president of the Company. As of March 31, 1998, the Company owed the president $81,352.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

Results of Operation

     Revenues during the three months ended June 30, 1998 were $423,000 as compared to $544,00 for the comparable period in 1997. This decrease reflects management's previously announced decision to cease production and sale of stainless steel. The Company has significantly reduced overhead and headcount at its facility in Wales resulting in a reduced loss of $382,000 for the three months ended June 30, 1998 as compared to a loss of $1,084,000 for the three months ended June 30, 1997.

Liquidity and Capital Resources

     The Company's liquidity position continues to deteriorate as the Company continues to experience losses. At June 30, 1998 the Company had cash and net accounts receivable of $1,259,000. The Company continues to consume cash to fund losses and to finance accounts receivable. Management of the Company believes the Company will be required to seek outside sources of additional debt and/or equity capital.

                                     PART II

ITEM 6.  Exhibits and Reports on Form 8-K

Exhibit 27 - Financial Data Schedule

The Company did not file any reports on Form 8-K during the first quarter for which this Form 10-Q is filed.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.



                                              STELAX INDUSTRIES LTD.


Date:  August 14, 1998                        /s/ Harmon Hardy
                                              ----------------
                                              Harmon Hardy
                                              President/Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------
27                                 Financial Data Schedule