Form 10-Q
period 1998-09-30
STELAX INDUSTRIES LTD
filed 1998-11-13
CIK 847541

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock at September 30, 1998: 31,869,285.

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

                                     PART I

ITEM 1.      FINANCIAL STATEMENTS

The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at September 30, 1998 and September 30, 1997.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited financial statements at and for the fiscal year ended March 31, 1998.

                              STELAX INDUSTRIES LTD


                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)


                                     ASSETS

                                                                                   September 30,      March 31,
                                                                                       1998             1998
                                                                                     Unaudited
                                                                                   ------------      ------------
CURRENT ASSETS:
       Cash                                                                        $    163,139      $    852,892
       Inventory-Raw materials                                                           25,917           124,664
         Work in process                                                                209,153           700,930
         Finished goods                                                                 172,335           247,163
       Accounts Receivable-Trade, net (allowance for
         doubtful accounts at Sept. 30 and March 31,
         1998, $95,200 and $93,593, respectively)                                       519,451           597,426
       Prepaids and other current assets                                                 81,354            87,380
                                                                                   ------------      ------------
       Total Current Assets                                                           1,171,349         2,610,455

PROPERTY & EQUIPMENT-AT COST:
       Plant & Machinery                                                              9,254,719         9,155,297
       Building                                                                         849,313           840,240
       Land                                                                             270,136           270,136
                                                                                   ------------      ------------
                                                                                     10,374,168        10,265,673
       Accumulated Depreciation                                                      (1,045,793)         (825,263)
                                                                                   ------------      ------------
       Total Property & Equipment                                                     9,328,375         9,440,410

INTANGIBLE ASSETS (accumulated amortization of
         $130,890 and $101,924 at Sept. 30 and
         March 31, 1998, respectively)                                                  525,151           548,509

OTHER ASSETS                                                                             11,649            37,495
                                                                                   ------------      ------------

TOTAL ASSETS                                                                       $ 11,036,524      $ 12,636,869
                                                                                   ============      ============


                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
       Accounts payable                                                            $  1,596,863      $  1,833,281
       Convertible notes payable                                                        195,982           195,982
       Payable to related parties (Note 4)                                               99,419            81,352
                                                                                   ------------      ------------
       Total Current Liabilities                                                      1,892,264         2,110,615

STOCKHOLDERS' EQUITY:
       Common stock - 50,000,000 shares authorized, no stated par value; issued and outstanding 31,869,285 shares
         at Sept. 30 and March 31, 1998, respectively                                21,821,087        21,821,087
       Cumulative translation adjustments                                               244,238           240,501
       Accumulated deficit                                                          (12,921,065)      (11,535,334)
                                                                                   ------------      ------------
       Total Stockholders' Equity                                                  $  9,144,260      $ 10,526,254
                                                                                   ------------      ------------
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                        $ 11,036,524      $ 12,636,869
                                                                                   ============      ============


                       See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited


                                                                  Three Months Ended                  Six Months Ended
                                                           ------------------------------      ------------------------------
                                                           September 30,     September 30,     September 30,     September 30,
                                                               1998              1997              1998              1997
                                                           ------------      ------------      ------------      ------------
Sales                                                            16,919         1,304,378           440,798         1,848,387
Cost of sales                                                   470,432         1,579,822           942,250         2,760,086
                                                           ------------      ------------      ------------      ------------
Gross loss                                                     (453,513)         (275,444)         (501,452)         (911,699)

Selling, general and administrative expenses
  (including depreciation and amortization of
  $249,497 and $242,380 for the six months
  ending Sept. 30, 1998 and 1997, respectively)                 546,322           540,091           886,893         1,051,533
                                                           ------------      ------------      ------------      ------------
Loss from operations                                           (999,835)         (815,535)       (1,388,345)       (1,963,232)

Other income (expense):
  Interest income                                                 6,010            51,329            14,758           114,247
  Interest expense                                              (10,082)             --             (12,146)             --
                                                           ------------      ------------      ------------      ------------
Net loss                                                   $ (1,003,907)     $   (764,206)     $ (1,385,733)     $ (1,848,985)
                                                           ============      ============      ============      ============

Weighted average shares of common stock                      31,869,285        31,869,285        31,869,285        31,869,285
                                                           ============      ============      ============      ============

Net loss per share                                         $      (0.03)     $      (0.02)     $      (0.04)     $      (0.06)
                                                           ============      ============      ============      ============

                       See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited


                                                                                          Six Months Ended
                                                                                 ----------------------------
                                                                                 September 30,    September 30,
                                                                                     1998             1997
                                                                                 -----------      -----------
OPERATING ACTIVITIES
  Net loss                                                                       $(1,385,733)     $(1,848,985)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
       Depreciation & amortization                                                   249,497          242,380
       Allowance for doubtful accounts                                                 1,607          (15,590)
       Foreign currency transaction gain (loss)                                        3,737          (42,893)
      Changes in operating assets and liabilities:
         Decrease (increase) in receivables                                           76,368         (917,226)
          Decrease (increase) in inventory & other assets                            697,223           32,547
         Increase (decrease) in accounts
             payable & accrued interest                                             (218,349)          65,317
                                                                                 -----------      -----------
Net cash (used) provided by operating activities                                    (575,650)      (2,484,450)

INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles                                     (114,103)        (669,455)
                                                                                 -----------      -----------
Net cash used by investing activities                                               (114,103)        (669,455)


Increase (decrease) in cash and cash
  equivalents                                                                       (689,753)      (3,153,905)

Cash & cash equivalents at beginning
  of period                                                                          852,892        6,186,712
                                                                                 -----------      -----------
Cash & cash equivalents at end of period                                         $   163,139      $ 3,032,807
                                                                                 ===========      ===========
  Interest paid                                                                  $    12,146      $      --
                                                                                 ===========      ===========
  Income taxes paid                                                              $      --        $      --
                                                                                 ===========      ===========


                       See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the six months ended September 30, 1998 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 1998.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares 31,869,285 outstanding during the six month period ended September 30, 1998 and 1997.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $6,200,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of September 30, 1998, funds are owed by the Company totaling $99,419 to the president of the Company. As of March 31, 1998, the Company owed the president $81,352.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

Results of Operation

     Revenues during the six months ended September 30, 1998 were $440,798 as compared to $1,848,387 for the comparable period in 1997. This decrease reflects management's previously announced decision to cease production and sale of stainless steel. The Company has significantly reduced overhead and headcount at its facility in Wales resulting in a reduced loss of $1,385,733 for the six months ended September 30, 1998 as compared to a loss of $1,848,985 for the six months ended September 30, 1997.

Liquidity and Capital Resources

     The Company's liquidity position continues to deteriorate as the Company continues to experience losses. At September 30, 1998 the Company had cash and net accounts receivable of $682,590. The Company continues to consume cash to fund losses and to finance accounts receivable. In the short term management has been concentrating on liquidating the Company's remaining inventory and collecting all outstanding receivables. Management of the Company believes the Company will be required to seek outside sources of additional debt and/or equity capital.

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



                                          STELAX INDUSTRIES LTD.


Date: November 13, 1998                   /s/ Harmon Hardy
      ------------------                  -----------------------------------
                                          Harmon Hardy
                                          President/Chief Financial Officer

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER        DESCRIPTION
-------        -----------
 27            Financial Data Schedule