Form 10-Q
period 1998-12-31
STELAX INDUSTRIES LTD
filed 1999-02-16
CIK 847541

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1998

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________

                         Commission File Number 0-18052

                             STELAX INDUSTRIES LTD.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       British Columbia                                           NONE
-------------------------------                             -------------------
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

Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock at December 31, 1998: 32,316,729.

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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at December 31, 1998 and December 31, 1997.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited financial statements at and for the fiscal year ended March 31, 1998.

                              STELAX INDUSTRIES LTD


                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)


                                     ASSETS

                                                                 December 31,     March 31,
                                                                   1998             1998
                                                                 Unaudited
                                                                ------------     ------------
CURRENT ASSETS:
       Cash                                                     $     18,065     $    852,892
       Inventory-Raw materials                                        12,840          124,664
         Work in process                                             108,543          700,930
         Finished goods                                              209,458          247,163
       Accounts Receivable-Trade, net (allowance for
         doubtful accounts at Dec. 31 and March 31,
         1998, $49,785 and $93,593, respectively)                    223,721          597,426
       Prepaids and other current assets                              33,633           87,380
                                                                ------------     ------------
       Total Current Assets                                          606,260        2,610,455

PROPERTY & EQUIPMENT-AT COST:
       Plant & Machinery                                           9,252,351        9,155,297
       Building                                                      849,097          840,240
       Land                                                          270,136          270,136
                                                                ------------     ------------
                                                                  10,371,584       10,265,673
       Accumulated Depreciation                                   (1,165,034)        (825,263)
                                                                ------------     ------------
       Total Property & Equipment                                  9,206,550        9,440,410

INTANGIBLE ASSETS (accumulated amortization of
         $144,432 and $101,924 at Dec. 31 and
         March 31, 1998, respectively)                               512,697          548,509

OTHER ASSETS                                                          21,959           37,495
                                                                ------------     ------------

TOTAL ASSETS                                                    $ 10,347,466     $ 12,636,869
                                                                ============     ============



                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
       Accounts payable                                         $  1,597,053     $  1,833,281
       Convertible notes payable                                        --            195,982
       Payable to related parties (Note 4)                           124,801           81,352
                                                                ------------     ------------
       Total Current Liabilities                                   1,721,854        2,110,615


STOCKHOLDERS' EQUITY:
      Common stock - 50,000,000 shares
         authorized, no stated par value;
         issued and outstanding 32,316,729 and
         31,869,285 shares at Dec. 31 and
          March 31, 1998, respectively                            22,017,069       21,821,087
       Cumulative translation adjustments                            233,158          240,501
       Accumulated deficit                                       (13,624,615)     (11,535,334)
                                                                ------------     ------------
       Total Stockholders' Equity                               $  8,625,612     $ 10,526,254
                                                                ------------     ------------
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                     $ 10,347,466     $ 12,636,869
                                                                ============     ============


                       See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited


                                                                Three Months Ended                    Nine Months Ended
                                                           -------------------------------     -------------------------------
                                                            December 31,       December 31,     December 31,      December 31,
                                                               1998              1997              1998              1997
                                                           -------------     -------------     -------------     -------------
Sales (Note 5)                                                  (199,523)          636,920           241,275         2,485,307
Cost of sales                                                    106,260         1,002,469         1,048,510         3,762,555
                                                           -------------     -------------     -------------     -------------
Gross loss                                                      (305,783)         (365,549)         (807,235)       (1,277,248)

Selling, general and administrative expenses
  (including depreciation and amortization of
  $382,279 and $374,073 for the nine months
  ending Dec. 31, 1998 and 1997, respectively)                   397,605           537,650         1,284,498         1,588,588
                                                           -------------     -------------     -------------     -------------

Loss from operations                                            (703,388)         (903,199)       (2,091,733)       (2,865,836)

Other income (expense):
  Interest income                                                  1,134            25,744            15,892           139,991
  Interest expense                                                (1,296)           (2,248)          (13,442)           (2,844)
                                                           -------------     -------------     -------------     -------------


Net loss                                                   $    (703,550)    $    (879,703)    $  (2,089,283)    $  (2,728,689)
                                                           =============     =============     =============     =============


Weighted average shares of common stock                       31,971,419        31,869,285        31,903,453        31,869,285
                                                           =============     =============     =============     =============


Net loss per share                                         $       (0.02)    $       (0.03)    $       (0.07)    $       (0.09)
                                                           =============     =============     =============     =============




                       See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited


                                                                         Nine Months Ended
                                                                    ---------------------------
                                                                    December 31,     December 31,
                                                                        1998            1997
                                                                    -----------     -----------
OPERATING ACTIVITIES
  Net loss                                                          $(2,089,283)    $(2,728,689)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
       Depreciation & amortization                                      382,279         374,073
       Allowance for doubtful accounts                                  (43,808)        (15,410)
       Foreign currency transaction gain (loss)                          (7,343)        130,948
      Changes in operating assets and liabilities:
         Decrease (increase) in receivables                             417,513      (1,339,378)
          Decrease (increase) in inventory & other assets               811,199        (449,945)
         Increase (decrease) in accounts
             payable & accrued interest                                (192,777)        309,430
                                                                    -----------     -----------
Net cash (used) provided by operating activities                       (722,220)     (3,718,971)


INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles                        (112,607)     (1,060,861)
                                                                    -----------     -----------
Net cash used by investing activities                                  (112,607)     (1,060,861)



FINANCING ACTIVITIES
  Note payable conversion                                              (195,982)           --
  Common stock issue                                                    195,982            --
                                                                    ===========     ===========
Net cash provided by financing activities                                  --              --




Increase (decrease) in cash and cash
  equivalents                                                          (834,827)     (4,779,832)

Cash & cash equivalents at beginning
  of period                                                             852,892       6,186,712
                                                                    -----------     -----------
Cash & cash equivalents at end of period                            $    18,065     $ 1,406,880
                                                                    ===========     ===========
  Interest paid                                                     $    13,442     $      --
                                                                    ===========     ===========
  Income taxes paid                                                 $      --       $      --
                                                                    ===========     ===========


                       See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the nine months ended December 31, 1998 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 1998.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 31,903,453 and 31,869,285 outstanding during the nine month period ended December 31, 1998 and 1997, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $6,200,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of December 31, 1998, funds are owed by the Company totaling $124,801 to the president of the Company. As of March 31, 1998, the Company owed the president $81,352.

(5)  SALES

In the three month period ending December 31, 1998, there were no new sales. The only activity in sales relates to an agreed upon reduction in selling price of selected prior sales. This reduction was due to deviations in the specifications of stock received and in product delivered.

(6)  STOCKHOLDERS' EQUITY

On December 10, 1998, the convertible notes payable totaling $195,982 were converted into common shares of the Company. This transaction resulted in 447,444 common shares being issued per the terms of the agreement.

(7)  SUBSEQUENT EVENT

On January 1, 1999, the president of the subsidiary and the president of the Company converted debt owed into common shares of the Company. The debt converted totaled $225,000 and resulted in 1,125,000 additional common shares being issued and 1,125,000 common share options. The options are at $.50 a share and are valid for 5 years.

During January 1999, new common shares totaling 750,000 shares were issued for $210,000, of which the president of the Company paid $50,000 of the total. In conjunction with the equity sales, 650,000 options were granted at a range of $.30 to $.50 a share. The president of the Company received part of the options on comparable terms as other investors. In a separate transaction, 1,100,000 options were granted at a range of $.30 to $1.00 a share.

On January 11, 1999, options were exercised on 1,372,000 shares for $137,200. The Company has advanced 90% of the exercise price and each individual has personal liability for repayment of the debt.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

Results of Operation

     Revenues for the three months ended December 31, 1998 were negative as a result of agreed upon reductions in selling price of selected prior sales of solid stainless steel made in prior quarters. These reductions arose from errors in specifications on raw materials received by the Company which in turn were carried forward to product delivered to customers.

     Revenues during the nine months ended December 31, 1998 were $241,275 as compared to $2,485,307 for the comparable period in 1997. This decrease reflects management's previously announced decision to cease production and sale of stainless steel. The Company has significantly reduced overhead and headcount at its facility in Wales resulting in a reduced loss of $2,089,283 for the nine months ended December 31, 1998 as compared to a loss of $2,865,836 for the nine months ended December 31, 1997.

Liquidity and Capital Resources

     The Company's liquidity position continues to deteriorate as the Company continues to experience losses. At December 31, 1998 the Company had cash and net accounts receivable of $241,786. The Company continues to consume cash to fund losses. In the short term, for the purpose of providing current cash flow, management has been concentrating on liquidating the Company's remaining inventory and collecting all outstanding receivables. Management of the Company believes the Company will be required to seek outside sources of additional debt and/or equity capital.

Year 2000 Disclosures

     The Company does not believe the Company or its operations are subject to any year 2000 issues which are within the Company's control to correct. The Company is a small purchaser of raw materials from various vendors in the United Kingdom. The Company does not have any direct computer communications with any customer or supplier.

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



                                       STELAX INDUSTRIES LTD.


Date: February 16, 1999                /s/ Harmon Hardy
      ---------------------            -----------------------------------------
                                       Harmon Hardy
                                       President/Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                   DESCRIPTION
------                   -----------
  27                Financial Data Schedule