Form 10-K
period 1999-03-31
STELAX INDUSTRIES LTD
filed 1999-10-04
CIK 847541

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)

    (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 1999 or

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of September 30, 1999 was approximately $21,750,000. At September 30, 1999 there were 35,963,729 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 NOT APPLICABLE

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

Stelax Industries Ltd. (the "Registrant") was incorporated under the laws of British Columbia, Canada in May 1987. The Registrant's principal activities are conducted through its wholly-owned subsidiary, Stelax (U.K.) Limited, a corporation organized under the laws of the United Kingdom ["Stelax (U.K.)"]. The Company owns certain real and personal property in Wales, United Kingdom comprising the Aberneath steel mill facilities (the "Aberneath Facility"). Stelax (U.K.) produces two separate product lines through the Aberneath
Facility: (i) Nuovinox(TM), a stainless steel cladded product with a carbon steel core utilizing the Company's unique patented manufacturing process and
(ii) steel abrasive shot pellets which are used as an abrasive cleaner and polisher in steel manufacturing. See "--- Products", below.

During the fiscal year ended March 31, 1999 most of the Company's efforts were dedicated to developing a market for the Company's Nuovinox products.

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

The facility has an open air storage and preparation area covering approximately two acres of land for the purpose of preparing scrap metal for use in the Company's Nuovinox product. The interior of the plant contains a modern walking beam furnace, a rolling mill, a cooling and finishing area and a quality control process area. All production areas in the plant are serviced by overhead gantries or pedestal mounted or mobile cranes.

During the year ended March 31, 1999, the Company produced limited quantities of Nuovinox for use by potential customers in their testing and evaluation of the product.

PRODUCTS

The Aberneath facility is capable of producing two distinct product lines: (i) the Company's patented Nuovinox product, a stainless steel cladded product with a carbon steel core and (ii) steel abrasive shot in various sizes. The Company's Nuovinox product lines can be manufactured in flat bar, round bar and pipe of various sizes and dimensions.

The abrasive products produced by the Company are produced from the scrap that is used in the Nuovinox billets. While periodic shortages exist from time to time on a worldwide basis, the Company believes that raw material for the Company's products is generally available. The Company does not depend on specific suppliers as stainless steel and scrap steel is widely available.

Nuovinox is a carbon steel product cladded with stainless steel. The Company manufactures a stainless steel pipe from purchased sheet stainless steel and, through a patented process, fills the stainless steel pipe with treated scrap metal meeting the Company's technical requirements. The resultant product, which generally consists of up to 25% of stainless steel by weight, has created a molecular bond between the carbon steel core and the stainless steel exterior, has corrosion resistant properties comparable to stainless steel and achieves superior level of mechanical strength when compared with solid stainless steels manufactured by other parties. The Company believes scrap metal meeting the Company's technical requirements is generally available.

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

         o        Strength and ductility superior to mild steel; and

         o        Minimal maintenance when incorporated in structures.


CUSTOMER AND DISTRIBUTION

During the 1999 fiscal year the Company distributed its Nuovinox and abrasive products through its direct marketing efforts. Other potential sources of distribution for the Nuovinox products may include the formation of joint ventures with, or licensing arrangements to, larger steel manufacturers, although no such ventures or arrangements were in place as of March 31, 1999.

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

Nuovinox is a new product that has been extensively tested. During the 1999 fiscal year, the Company has received various commitments for the use of the product. Further product acceptance may be affected by pricing and the other variables beyond the Company's control.

CURRENCY FLUCTUATIONS

It is anticipated that the Company's expenses and sales will be denominated in several currencies, including major European currencies, the US dollar and the Yen. As a result the Company's operating income and cash flow will be significantly exposed to currency fluctuations. Management intends to monitor the Company's exposure to currency risks, and, as appropriate, use financial forward or other instruments to minimize the effect of these fluctuations. No such instruments were held as of March 31, 1999 and there can be no assurance that the Company would be able to obtain such instruments. However, there can be no assurance that exchange rate fluctuations will not have an adverse effect on the Company's results of operations or financial condition.

RESEARCH AND DEVELOPMENT

During the last three (3) fiscal years the Company has not spent any amounts on research and development. In the future, amounts may be incurred as specific customer requirements may arise in connection with the sale of customized Nuovinox products.

PATENTS AND TRADEMARKS

The Company holds approximately 70 worldwide patents for Nuovinox. The Company considers its patents important for the success of such product.

EMPLOYEES

As of June 15, 1999, the Company had 20 employees or independent contractors working for the Company. The Company anticipates increasing the number of employees in the 2000 fiscal year as the Company expands production at the Aberneath Facility.

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

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET PRICES

The Registrant's Common Stock is quoted on the NASDAQ Bulletin Board System. The Registrant's Common Stock in the United States trades under the symbol "STAX". The range of the high and low bid prices as quoted on the NASDAQ Bulletin Board from April 1, 1997 through March 31, 1999 is as follows:


                  FISCAL 1998               HIGH              LOW
                  -----------               ----              ---

                  First Quarter              .81               .59
                  Second Quarter            1.81               .65
                  Third Quarter             1.66              1.00
                  Fourth Quarter            1.16              1.04



                  FISCAL 1999               HIGH              LOW
                  -----------               ----              ---

                  First Quarter              1.37             .75
                  Second Quarter              .77             .37
                  Third Quarter               .44             .22
                  Fourth Quarter             1.00             .27


The Registrant's Common Stock is also quoted on the Le Nouveau Marche of the Paris Stock Exchange. Trading on the Le Nouveau Marche commenced July 11, 1996.

HOLDERS

As of September 15, 1999, there were approximately 201 holders of record of the Registrant's Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA

The table below sets forth certain financial data for the Company for its fiscal years ended March 31, 1999 to 1995. The data for 1995 has been restated to conform to the financial statement presentation of the subsidiary being an unconsolidated subsidiary in those years.

                              YEARS ENDED MARCH 31,


                           1999            1998            1997            1996            1995
                       ------------    ------------    ------------    ------------    ------------

SALES                  $    251,025    $  1,728,657    $    733,600    $         --    $         --
GROSS LOSS               (1,121,224)     (2,725,973)     (1,070,225)             --              --
NET (LOSS)
INCOME                   (3,150,498)     (4,691,161)     (2,108,789)     (2,009,273)       (172,497)
TOTAL ASSETS             10,065,688      12,636,869      16,756,767       8,449,341         212,567
LONG-TERM
OBLIGATIONS                      --              --              --              --              --
TOTAL LIABILITIES         1,663,437       2,110,615       1,631,793       1,893,039         356,280
COMMON STOCK
OUTSTANDING AT           35,963,729      31,869,285      31,869,285      18,733,906      14,166,550
YEAR-END                     Shares          Shares          Shares          Shares          Shares
NET (LOSS)
INCOME PER SHARE               (.10)           (.15)           (.07)           (.12)           (.01)


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

1999 VERSUS 1998

During the fiscal year ended March 31, 1999, the Company continued to incur losses from operations, although at a reduced level from the prior fiscal year. The Company's revenues decreased significantly from fiscal 1998 ($1,728,657) to fiscal 1999 ($251,025) previously as a result of the Company's decision to cease manufacturing of solid stainless steel. The Company also incurred significant write downs of solid stainless steel inventory and receivables in the 1999 fiscal year.

The Company's selling, general and administrative expenses decreased modestly in fiscal year 1999 as compared to fiscal year 1998 as the Company continued to emphasize marketing of its new Nuovinox product lines. The Company anticipates that such marketing activities will lead to increased revenues in the current fiscal year.

1998 VERSUS 1997

During the fiscal year ended March 31, 1998 the Company produced and sold various solid stainless steel products resulting in an increase in revenues in fiscal 1998 to $1,728,857 from $733,600 in 1997. However, due to deteriorating world markets for stainless steel in 1997 and the Company's inability to compete efficiently and earn an appropriate gross margin, the Company ceased production of stainless steel products in fiscal 1998. The Company suffered a gross loss on revenues of $2,725,973.

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

LIQUIDITY & CAPITAL RESOURCES

The Company's liquidity position during fiscal year 1999 deteriorated significantly as a result of the net loss experienced by the Company. The Company has significantly reduced its operating expenses in an effort to conserve cash pending the sale of its Nuovinox products.

While management of the Company believes it has sufficient cash and current assets to continue operations for the near term, the Company believes it will be required to raise external financing prior to the end of the 2000 fiscal year through the sale of debt, equity or a combination thereof. There can be no assurance, however, that the Company will be successful in raising external financing in which case the Company may be required to sell assets or seek a joint venture relationship with a third party.

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


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS

         The directors and executive officers of the Company as of May 30, 1998 are as follows:



Name and Age                        Position                                    Served In Office Since
------------                        --------                                    ----------------------

Harmon S. Hardy, 70                 Chairman of the                             1987
                                    Board, President
                                    and Chief Financial Officer

Ruben Grubner, 43                   Director                                    1995

William D. Alexander, 50            Director                                    1996


Harmon S. Hardy has been the President of the Company since its inception in May, 1987 and is Chairman and President of various other entities. Mr. Hardy devotes a substantial portion of his time to the matters and business of the Company.

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

         The Company believes all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with through March 31, 1999, except that the directors failed to file timely reports regarding the grant of stock options.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the compensation to the Company's chief executive officer at March 31, 1999 for services rendered during the fiscal years ended March 31, 1999, 1998, and 1997.



                                             Annual Compensation(1)                      Stock Options   All Other
          Name                         Year     Salary          Bonus         Other       (Shares)      Compensation
          ----                         ----     ------        ---------       -----      ---------      -----------


HARMON S. HARDY,                       1999   $   72,000           --           --           --         $    9,000(2)
Chairman of the                        1998   $   72,000           --           --           --         $    9,000(2)
Board of Directors,                    1997   $   72,000           --           --           --                 --
President and Chief
Financial Officer

A. CACACE,                             1999   $  145,800           --           --           --                 --
Managing Director                      1998   $  145,800           --           --           --                 --
of Stelax U.K                          1997   $  145,800           --           --           --                 --

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

1999 OPTION GRANTS

         There were 1,850,000 options granted to Mr. Hardy during the fiscal year ended March 31, 1999, which include 600,000 options granted in connection with the establishment of a line of credit. See Item 13. Certain Relationships and Related Transactions. There were 625,000 options granted to Mr. Cacace during the fiscal year ended March 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 15, 1999, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) each of the executive officers of the Company; (iii) each director of the Company; and (iv) all officers and directors as a group:



     NAME AND ADDRESS OF BENEFICIAL                   SHARES OF COMMON STOCK       PERCENTAGE OF CLASS
                 OWNERS(1)                              BENEFICIALLY OWNED


Harmon S. Hardy, Jr.
4004 Belt Line Road, #107
Dallas, Texas 75244                                          7,302,700                  19.03%

Ruben Grubner                                                  100,000(3)                     *
William D. Alexander                                           200,000(4)                     *
All Officers and Directors as a Group
(3 persons)                                                  7,602,700                  19.66%

* Represents less than one percent

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock showing as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.

(2)  Includes options to purchase 2,400,000 shares of common stock.

(3)  Includes options to purchase 100,000 shares of common stock.

(4)  Includes options to purchase 200,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 1999, the Company owed to the President of the Company and to High Speed Technologies, Inc., an affiliate of the President, an aggregate of $135,643. The amounts owed are non-interest bearing and are payable in demand. Effective January 12, 1999, the President of the Company began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% and 600,000 warrants to purchase common stock of the Company at $.30 a share were issued as consideration of such credit line. The warrants are valid for five (5) years. At March 31, 1999, $88,080 of the total owed to the President represents draws on the line of credit. Subsequent to year-end, an additional $210,990 has been drawn on the line of credit.

On January 1, 1999, the President of the Company and the President of the subsidiary converted debt owed to each into common stock of the Company. The conversion resulted in 1,125,000 common shares being issued in exchange for $225,000 of debt. The exchange ratio was at current market price of the common stock.

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

--------------------------------------

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

October 1, 1999                     STELAX INDUSTRIES, LTD.



                                    /s/ Harmon S. Hardy, Jr.
                                    --------------------------------------------
                                    By:  Harmon S. Hardy, Jr.
                                         President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on October 1, 1999.



                NAME                                                        OFFICE
                ----                                                        ------


 /s/ Harmon S. Hardy, Jr.
---------------------------------------------------
Harmon S. Hardy, Jr.                                           President and Chief Financial Officer
(Principal Executive and Financial Officer)



 /s/ Ruben Grubner
---------------------------------------------------
Ruben Grubner                                                  Director



 /s/ William D. Alexander
---------------------------------------------------
William D. Alexander                                           Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                                                          PAGE
                                                                                                          ----


Reports of Independent Certified Public Accountants                                                        F-1
Consolidated Balance Sheets, March 31, 1999 and 1998                                                       F-2
Consolidated Statements of Operations for the years ended March 31, 1999, 1998,
and 1997                                                                                                   F-3
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for the
years ended March 31, 1999, 1998, and 1997                                                                 F-4
Consolidated Statements of Cash Flows for the years ended March 31, 1999,
1998, and 1997                                                                                             F-5
Notes to Consolidated Financial Statements                                                                 F-6
Schedule IV - Indebtedness to Related Parties - Not Current                                               F-16

[DELOITTE & TOUCHE LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Stelax Industries Ltd
British Columbia, Canada


We have audited the accompanying consolidated balance sheet of Stelax Industries Ltd and subsidiary as of March 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements and financial statement schedule are the responsibility of the Company's Management. Our responsibility is to express an opinion on the financial statements and financial schedule based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stelax Industries Limited and subsidiary at March 31, 1999 and 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note H to the consolidated financial statements the Company's recurring losses from operation and stockholders' accumulated deficit raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in note H. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ DELOITTE & TOUCHE

DELOITTE & TOUCHE
Chartered Accountants

Date 29th September 1999

Cardiff, UK

                              STELAX INDUSTRIES LTD


                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)


               ASSETS

                                                           March 31,        March 31,
`                                                             1999            1998
                                                          ------------    ------------
CURRENT ASSETS:
   Cash                                                         42,973         852,892
   Note Receivable (Note G)                                    141,480            --
   Inventory-Raw materials                                        --           124,664
    Work in process                                             55,278         700,930
    Finished goods                                             140,385         247,163
   Accounts Receivable-Trade, net (allowance for
    doubtful accounts at March 31, 1999 and 1998
    $0 and $93,593, respectively)                               19,505         597,426
   Prepaids and other current assets                            49,689          87,380
                                                          ------------    ------------
   Total Current Assets                                        449,310       2,610,455

PROPERTY & EQUIPMENT-AT COST:
   Plant & Machinery                                         9,249,561       9,155,297
   Building                                                    848,843         840,240
   Land                                                        270,136         270,136
                                                          ------------    ------------
                                                            10,368,540      10,265,673
   Accumulated Depreciation                                 (1,276,183)       (825,263)
                                                          ------------    ------------
   Total Property & Equipment                                9,092,357       9,440,410

INTANGIBLE ASSETS (accumulated amortization of
    $157,054 and $101,924 at March 31, 1999 and
    1998, respectively)                                        501,846         548,509

OTHER ASSETS                                                    22,175          37,495
                                                          ------------    ------------

TOTAL ASSETS                                                10,065,688      12,636,869
                                                          ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                          1,452,699       1,833,281
   Convertible notes payable (Note G)                             --           195,982
   Payable to related parties (Note C)                         210,738          81,352
                                                          ------------    ------------
   Total Current Liabilities                                 1,663,437       2,110,615

COMMITMENTS (Note E)


STOCKHOLDERS' EQUITY (Notes B,D,&G):
   Common stock - 50,000,000 shares
    authorized, no stated par value;
    issued and outstanding 35,963,729
    and 31,869,285 shares at March 31,
    1999 and 1998, respectively                             22,885,219      21,821,087
   Cumulative translation adjustments                          202,864         240,501
   Accumulated deficit                                     (14,685,832)    (11,535,334)
                                                          ------------    ------------
   Total Stockholders' Equity                             $  8,402,251    $ 10,526,254
                                                          ------------    ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                   $ 10,065,688    $ 12,636,869
                                                          ============    ============


        See notes to financial statements.

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)


                                                                                  Year Ended
                                                               ----------         ----------         ----------
                                                                March 31,         March 31,           March 31,
                                                                  1999              1998                 1997
                                                               ----------         ----------         ----------
Sales                                                              251,025         1,728,657            733,600
Cost of sales                                                    1,372,249         4,454,630          1,803,825
                                                               -----------       -----------        -----------
Gross loss                                                      (1,121,224)       (2,725,973)        (1,070,225)

Selling, general and administrative expenses
 (including depreciation and amortization of
 $506,050, $481,254 and $446,290 for the
 years ended March 31, 1999, 1998 and 1997,
  respectively)                                                  2,026,511         2,110,248          1,271,453
                                                               -----------       -----------        -----------

Loss from operations                                            (3,147,735)       (4,836,221)        (2,341,678)

Other income (expense):
 Interest income                                                    16,498           154,844            257,226
 Interest expense                                                  (19,261)           (9,784)           (24,337)
                                                               -----------       -----------        -----------

Net loss                                                        (3,150,498)       (4,691,161)        (2,108,789)
                                                               ===========       ===========        ===========

Weighted average shares of common stock                         32,771,146        31,869,285         28,225,792
                                                               ===========       ===========        ===========

Net loss per share                                                   (0.10)            (0.15)             (0.07)
                                                               ===========       ===========        ===========

Weighted average shares for fully diluted earnings
 per share (Note I)                                             31,558,735        33,359,264         33,994,989
                                                               ===========       ===========        ===========

                             STELAX INDUSTRIES LTD.

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      (Presented in United States dollars)


                                                                 Common Stock
                                                         ---------------------------    Accumulated     Translation
                                                           Shares          Amount         Deficit       Adjustments       Total
                                                         ----------     ------------    -----------     -----------    ------------
BALANCE at April 1, 1996                                 18,733,906     $ 11,291,686  $  (4,735,384)     $       --     $ 6,556,302

Common stock issued during the period:
  $1.75 per share for acquisition (Note B)                   74,880          131,040             --              --         131,040
  $.67 to $1.00 per share for services (Note G)             931,274          261,700             --              --         261,700
  $.69 to $1.00 per share (Note G)                       12,129,225       10,136,661             --              --      10,136,661
Foreign currency translation adjustment                          --               --             --         148,060         148,060
Net loss                                                         --               --     (2,108,789)             --      (2,108,789)
                                                         ----------     ------------  -------------      ----------    ------------
BALANCE at March 31, 1997                                31,869,285     $ 21,821,087  $  (6,844,173)     $  148,060    $ 15,124,974

Foreign currency translation adjustment                          --               --             --          92,441          92,441
Net loss                                                         --               --     (4,691,161)             --      (4,691,161)
                                                         ----------     ------------  -------------      ----------    ------------
BALANCE at March 31, 1998                                31,869,285     $ 21,821,087  $ (11,535,334)     $  240,501    $ 10,526,254

Common stock issued during the period:
  $.23 to $1.00 per share for note payable
     conversion (Note G)                                    447,444          195,982             --              --         195,982
  $.20 per share for related party payable (Note C)       1,125,000          225,000             --              --         225,000
  $.20 to $.40 per share (Note G)                           900,000          252,000             --              --         252,000
  $.20 to $.50 per share for option exercise (Note G)     1,622,000          391,150             --              --         391,150
Foreign currency translation adjustment                          --               --             --         (37,637)        (37,637)
Net loss                                                         --               --     (3,150,498)             --      (3,150,498)
                                                         ----------     ------------    -----------      ----------     -----------
BALANCE at March 31, 1999                                35,963,729     $ 22,885,219  $ (14,685,832)     $  202,864     $ 8,402,251
                                                         ==========     ============  =============      ==========     ===========


                       See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)


                                                                                      Year Ended
                                                                    ----------        -----------         ----------
                                                                     March 31,          March 31,          March 31,
                                                                       1999               1998               1997
OPERATING ACTIVITIES                                                ----------        -----------         ----------
 Net loss                                                           (3,150,498)        (4,691,161)        (2,108,789)
 Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
    Depreciation & amortization                                        506,050            481,254            446,290
    Allowance for doubtful accounts                                    (93,593)            68,993             24,600
    Foreign currency transaction gain (loss)                           (37,637)            92,441             48,440
    Changes in operating assets and
     liabilities:
      Decrease (increase) in receivables                               671,514           (373,418)          (317,601)
      Decrease (increase) in inventory & other assets                  930,105           (202,683)          (976,284)
     Increase (decrease) in accounts
       payable & accrued interest                                     (251,196)           478,822            576,333
                                                                    ----------         ----------         ----------
Net cash (used) provided by operating activities                    (1,425,255)        (4,145,752)        (2,307,011)
                                                                    ----------         ----------         ----------

INVESTING ACTIVITIES
 Purchase of property, equipment & intangibles                        (111,334)        (1,188,068)        (1,207,826)
                                                                    ----------         ----------         ----------
Net cash used by investing activities                                 (111,334)        (1,188,068)        (1,207,826)


FINANCING ACTIVITIES:
 Convertible note payable issue/repayment                             (195,982)              --              195,982
 Payable (payment) to Maritime                                            --                 --           (1,033,561)
 Net proceeds from common stock                                        922,652               --           10,398,361
                                                                    ----------         ----------         ----------
Net cash provided by financing activities                              726,670               --            9,560,782
                                                                    ----------         ----------         ----------

Effect of exchange rate changes on cash                                   --                 --               99,620
                                                                    ----------         ----------         ----------

Increase (decrease) in cash and cash
 equivalents                                                          (809,919)        (5,333,820)         6,145,565

Cash & cash equivalents at beginning
 of year                                                               852,892          6,186,712             41,147
                                                                    ----------         ----------         ----------
Cash & cash equivalents at end of year                                  42,973            852,892          6,186,712
                                                                    ==========         ==========         ==========
 Interest paid                                                          19,261              9,784             77,236
                                                                    ==========         ==========         ==========
 Income taxes paid                                                        --                 --                 --
                                                                    ==========         ==========         ==========
Non Cash Transactions:

 Investment acquired by equity issue                                      --                 --              131,040
                                                                    ==========         ==========         ==========


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

On July 11, 1995, the Company incorporated Stelax (U.K.) Limited ("Stelax") as a wholly owned subsidiary in the United Kingdom to acquire certain assets of a steel mill in West Glamorgan, Wales and establish operations in the stainless steel manufacturing business. The financial statements for the years ended March 31, 1999, 1998, and 1997 include the accounts of the Company and its U.K. subsidiary. The operating loss of this subsidiary was $2,779,555, $4,596,968, and $2,068,731 for the years ended March 31, 1999, 1998 and 1997 and it had identifiable assets of $9,907,955 and $11,601,282 at March 31, 1999 and 1998. All significant intercompany balances and transactions have been eliminated.

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

RECLASSIFICATIONS

Certain reclassifications have been made to 1998 amounts to conform to the current year presentation.

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

The acquisition and allocation to property and equipment and intangible assets is comprised of:


     Stock issued                                       $5,337,500
     Cash paid                                           1,671,729
     Liability recorded                                  1,033,561
     Commissioning costs capitalized                       346,739
                                                        ----------
                                                        $8,389,529
                                                        ==========

     Plant and machinery *                              $6,785,493
     Building *                                            810,410
     Land *                                                270,136
     Intangible assets *                                   523,490
                                                        ----------
                                                        $8,389,529
                                                        ==========

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

As of March 31, 1999 and 1998, funds were due to the President and High Speed Technology totaling $135,643 and $81,352, respectively. These amounts are payable on demand. Effective January 12, 1999, the President of the Company began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% and 600,000 warrants to purchase common stock of the Company at $.30 a share were issued as consideration of such credit line. The warrants are valid for five (5) years. At March 31, 1999, $88,080 of the total owed to the President represents draws on the line of credit. Subsequent to year-end, an additional $210,990 has been

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


drawn on the line of credit. Total expenses associated with services provided by High Speed Technologies, Inc. were $0, $0, and $4,500, for the years ended March 31, 1999, 1998, and 1997, respectively.

The President of Stelax Industries Ltd. was a former director of Shipyard, the company which held the original right, title and interest in the two Exclusivity Letters with Aberneath and Maritime at the time of the acquisition by the Company of the Exclusivity Letters (Note B). At March 31, 1999, the Company owed the President of Stelax Industries, Ltd. $75,095.

In connection with its private placement of common stock (Note G) and secondary offering (Note G), the Company paid $113,653 in fiscal 1996 and $55,000 in fiscal 1997 to Austin Friars Securities Limited as commission expense. The President of the Company is a director of Austin Friars Securities Limited.

On January 1, 1999, the President of the Company and the President of the subsidiary converted debt owed to each into common stock of the Company. The conversion resulted in 1,125,000 common shares being issued in exchange for $225,000 of debt. The exchange ratio was at current market price of the common stock.

D.       OPTIONS

The Company has granted stock options to certain directors, officers, employees, investors and consultants to purchase shares of the Company's common stock under a non-qualified plan. Additional options were issued in fiscal year 1999 at prices ranging from $.30 to $1.00 per share, which either approximates or exceeds fair market value at date of grant. The options are valid for two to five years. Certain options previously granted totaling 525,000 have had the expiration date extended and or the option price lowered. In all cases the lowered option price either approximates or exceeds fair market value. The extended option period does not exceed three years.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



A summary of the stock option transactions follows:



                                                                                            WEIGHTED
                                                                                            AVERAGE
                                                   NUMBER              EXERCISE PRICE       EXERCISE PRICE
                                                   OF SHARES           PER SHARE            PER SHARE
                                                   ---------           --------------       --------------
Options outstanding March 31, 1997                 3,719,500
Expired                                             (150,000)
                                                  ----------
Options outstanding March 31, 1998                 3,569,500
Issued                                             3,915,000           $.30 - $1.00         $      0.445
Exercised                                         (1,622,000)
Expired                                             (222,500)
                                                  ----------
Options outstanding March 31, 1999                 5,640,000
                                                  ==========

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


Stock options are exercisable from date of grant until expiry date which range from April 2001 to January 11, 2004.

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


                                                   1999             1998             1997
Risk free interest rate                               5.23%           6.14%            6.14%
Expected term                                    2-5 years       2-5 years        2-5 years
Volatility                                              97%            123%             123%
Weighted average fair value per share
for options granted during the year             $     0.35            --         $     0.64

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



Had compensation costs for the company's plan been recorded, the Company's net loss and earnings per share would have been as indicated below:


                                                            1999               1998               1997
Net loss                   as reported               $      3,150,498   $      4,691,161   $      2.108,789
                           pro forma                 $      4,331,026   $      5,157,736   $      2,630,864

Loss per share             as reported               $           0.10   $           0.15   $           0.07
                           pro forma                 $           0.13   $           0.16   $           0.09

E.       COMMITMENTS

The Company, in February 1997, executed a three-year lease starting at $2,484 per month for corporate office space in Dallas, Texas. The lease increases in year 2 to $2,649 per month and in year 3 to $2,815 per month.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



Minimum future rental payments under operating leases are as follows:

Year ended March 31,2000                             $ 28,150
                                                     ========


F.       INCOME TAXES

The Company, as a Canadian corporation, does not file United States income tax returns. The UK subsidiary will file tax returns in the United Kingdom.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only component of deferred taxes for the Company is its net operating loss carry forwards of approximately $420,000 in Canada which began to expire in 1997 and approximately $6,200,000 in the U.K. which may be carried forward indefinitely subject to the agreement of the UK Inland Revenue against profits of the same trade. Deferred tax assets at March 31, are:


                                                       1999                             1998
                                                       ----                             ----
Deferred tax assets                                $ 1,920,000                      $ 1,520,000
Valuation allowance                                 (1,920,000)                      (1,520,000)
                                                   -----------                      -----------
Net deferred-tax asset                             $        --                      $        --
                                                   ===========                      ===========

The valuation allowance was increased by $ 400,000 and $983,200 during the fiscal years ended March 31, 1999 and 1998, respectively. Given the loss making position of the Company, it is uncertain losses could be utilized in the foreseeable future and therefore no benefit for deferred tax has been taken.

G.       STOCKHOLDERS' EQUITY

Shares reserved for future issuance include 5,640,000 shares for stock options. From time to time, the directors may declare and authorize payments of dividends to the stockholders of record. To date, no dividends have been declared or paid.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


The Company received a net $10,136,661 from the completion of a public stock offering on the Le Nouveau Marche in July 1996, a subordinate trading board of France's Bourse stock exchange. Additionally, the Company sold convertible notes payable, of which the final balance of $195,982 was converted by March 31, 1999 for an additional 447,444 common shares. An additional 931,274 shares were issued for services in connection with the public offering.

The Company issued the final common stock required per the terms of the asset acquisition agreement from fiscal year 1996 - 74,880 shares valued at $131,040.

Additional funds of $252,000 were raised in fiscal year 1999 by selling 900,000 common shares at current market prices ranging from $.20 to $.40 a share. Options on common stock totaling 1,622,000 were exercised in fiscal year 1999. Option price was $.10 a share and the exercise occurred when current market price ranged from $.20 to $.50 a share. The Company is financing 90% of the exercise price on 1,572,000 shares. The note balance at March 31, 1999 is $141,480.

In April, 1996, the Company granted 375,000 in common stock options at prices ranging from $2.00 to $5.00 for corporate relation support and consideration for the Company financing that occurred in the prior year. In January 1997, an additional 1,722,500 in common stock options were issued to officers, directors and consultants of the Company at $1.00 a share. In fiscal year 1999, additional common stock options totaling 3,915,000 were issued at $.30 to $1.00 per share.

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

                             STELAX INDUSTRIES LTD.
          SCHEDULE IV -- INDEBTEDNESS TO RELATED PARTIES -- NOT CURRENT
                      (Presented in United States Dollars)



                                        Balance at
                                       Beginning of                                                       Balance at
Debtor                                     Year               Additions             Deductions            End of Year
------                                 ------------           ---------             ----------            -----------
Registrant
March 31, 1999
---------------------------
Harmon Hardy, Jr.                              0                  ____                   ____                     0
High Speed Tech.                               0                  ____                   ____                     0


March 31, 1998
---------------------------
Harmon Hardy, Jr.                              0                  ____                   ____                     0
High Speed Tech.                               0                  ____                   ____                     0


March 31, 1997
---------------------------
Harmon Hardy, Jr.                       $467,006               214,070              $(681,076)                    0
High Speed Tech                           75,532                 4,700                (80,232)                    0



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

--------------------------------------

         *Filed herewith

         a. Incorporated by reference from the Form S-18 Registration Statement, as amended (No. 33-27667-FW), for the Company.

         b. Incorporated by reference from the Form 8-K dated November 7, 1995.