Form 10-Q
period 1999-06-30
STELAX INDUSTRIES LTD
filed 1999-10-22
CIK 847541

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock at June 30, 1999:
35,963,729

                                      INDEX

                                                                                                               Page
                                                                                                               ----
PART 1.  FINANCIAL INFORMATION


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

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at June 30, 1999, and June 30, 1998.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited financial statements at and for the fiscal year ended March 31, 1999.

                              STELAX INDUSTRIES LTD


                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)




                                     ASSETS

                                                        June 30,                  March 31,
                                                          1999                      1999
                                                       Unaudited
                                                      -----------                -----------
CURRENT ASSETS:
   Cash                                                     9,646                     42,973
   Note Receivable                                        141,480                    141,480
   Inventory-Raw materials                                  2,642                         --
     Work in process                                       11,325                     55,278
     Finished goods                                       102,131                    140,385
   Accounts Receivable-Trade, net (allowance for
     doubtful accounts at June 30 and March 31,
     1999, $0 and $0, respectively)                        42,485                     19,505
   Prepaids and other current assets                        9,068                     49,689
                                                      -----------                -----------
   Total Current Assets                                   318,777                    449,310

PROPERTY & EQUIPMENT-AT COST:
   Plant & Machinery                                    9,249,561                  9,249,561
   Building                                               848,843                    848,843
   Land                                                   270,136                    270,136
                                                       ----------                -----------
                                                       10,368,540                 10,368,540
   Accumulated Depreciation                            (1,394,422)                (1,276,183)
                                                      -----------                -----------
   Total Property & Equipment                           8,974,118                  9,092,357

INTANGIBLE ASSETS (accumulated amortization of
   $171,355 and $157,054 at June 30 and
   March 31, 1999, respectively)                          523,555                    501,846

OTHER ASSETS                                               20,552                     22,175
                                                      -----------                -----------

TOTAL ASSETS                                            9,837,002                 10,065,688
                                                      ===========                ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable                                     1,289,852                  1,452,699
   Payable to related parties (Note 4)                    584,552                    210,738
                                                      -----------                -----------
   Total Current Liabilities                            1,874,404                  1,663,437


STOCKHOLDERS' EQUITY:
   Common stock - 50,000,000 shares
     authorized, no stated par value;
     issued and outstanding 35,963,729 shares
     at June 30 and March 31, 1999, respectively       22,885,219                 22,885,219
   Cumulative translation adjustments                     224,161                    202,864
   Accumulated deficit                                (15,146,782)               (14,685,832)
                                                      -----------                -----------
   Total Stockholders' Equity                           7,962,598                  8,402,251
                                                      -----------                -----------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                 9,837,002                 10,065,688
                                                      ===========                ===========


See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited




                                                                Three Months Ended
                                                         -------------------------------
                                                           June 30,           June 30,
                                                             1999               1998
                                                         ------------        -----------
Sales                                                          43,589            423,879
Cost of sales                                                 148,373            471,818
                                                         ------------        -----------
Gross loss                                                   (104,784)           (47,939)

Selling, general and administrative expenses
  (including depreciation and amortization of
  $132,540 and $122,259 for the period ended
  June 30, 1999 and 1998, respectively)                       347,856            340,571
                                                         ------------        -----------

Loss from operations                                         (452,640)          (388,510)

Other income (expense):
  Interest income                                                  --              8,748
  Interest expense                                             (8,310)            (2,064)
                                                         ------------        -----------

Net loss                                                     (460,950)          (381,826)
                                                         ============        ===========

Weighted average shares of common stock                    35,963,729         31,869,285
                                                         ============        ===========

Net loss per share                                              (0.01)             (0.01)
                                                         ============        ===========

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited


                                                                 Three Months Ended
                                                             --------------------------
                                                              June 30,        June 30,
                                                                1999            1998
                                                             ----------      ----------
OPERATING ACTIVITIES
   Net loss                                                    (460,950)       (381,826)
   Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
     Depreciation & amortization                                132,540         122,259
     Allowance for doubtful accounts                                 --            (235)
     Foreign currency transaction gain                           21,297         (90,849)
      Changes in operating assets and liabilities:
         Decrease (increase) in receivables                     (22,980)        (32,697)
         Decrease (increase) in inventory & other assets        121,809         394,846
         Increase (decrease) in accounts
             payable & accrued interest                         210,967        (160,131)
                                                             ----------      ----------
Net cash (used) provided by operating activities                  2,683        (148,633)


INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles                 (36,010)        (75,592)
                                                             ----------      ----------
Net cash used by investing activities                           (36,010)        (75,592)


Increase (decrease) in cash and cash
  equivalents                                                   (33,327)       (224,225)

Cash & cash equivalents at beginning
  of period                                                      42,973         852,892
                                                             ----------      ----------
Cash & cash equivalents at end of period                          9,646         628,667
                                                             ==========      ==========
  Interest paid                                                   2,450           2,064
                                                             ==========      ==========
  Income taxes paid                                                  --              --
                                                             ==========      ==========


See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the three months ended June 30, 1999 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 1999.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 35,963,729 and 31,869,285 outstanding during the three month period ended June 30, 1999 and 1998, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $6,200,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of June 30, 1999, funds are owed by the Company totaling $479,632 to the President of the Company and his affiliates. Of this amount, $382,604 represents draws upon the line of credit established by the President on behalf of the Company. As of March 31, 1999, the Company owed the President of $135,643. The president of the subsidiary is owed $104,920 and $75,095 as of June 30 and March 31, 1999, respectively.

(5)  SUBSEQUENT EVENTS:

Subsequent to June 30, 1999, 450,000 options were issued at $.50 to $.80 a share and are valid for 3 years. Additionally, the Company lowered the option price on 1,150,000 existing options to $.50 from $1.00. The Company issued $350,000 in convertible notes. The notes bear a 9% interest rate and are due July 2001. In exchange for canceling $69,142 in debt, the Company issued 125,713 shares of stock.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

Results of Operation

The Company's revenues decreased substantially during the three months ended June 30, 1999 ($43,589) as compared to the comparable period in 1998 ($423,879). The reduction in revenues is a result of the Company's decision in 1998 to cease production of stainless steel products. The Company maintained its selling, general and administrative expenses level during the comparable periods. The Company's net loss increased slightly in the three month period in 1999 as compared to 1998.

Liquidity & Capital Resources

As noted in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, the Company's liquidity position during fiscal year 1999 deteriorated significantly as a result of the net losses experienced by the Company. These losses continued through June 30, 1999, and are anticipated to continue for the foreseeable future. The Company has significantly reduced its operating expenses (as compared to 1998) in an effort to conserve cash pending the sale of its Nuovinox products.

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



                                        STELAX INDUSTRIES LTD.


Date:    October 20, 1999               /s/ Harmon Hardy
                                        ---------------------------------------
                                        Harmon Hardy
                                        President/Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------
27                            Financial Data Schedule