Form 10-Q
period 1999-09-30
STELAX INDUSTRIES LTD
filed 1999-11-22
CIK 847541

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from        to
                                                      ------     ------

                        Commission File Number 0-18052

                             STELAX INDUSTRIES LTD.
              ----------------------------------------------------
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

Yes (X) No ( )

The number of shares outstanding of registrant's Common Stock at September 30, 1999: 36,089,442

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

SET NEW

                                    PART I

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at September 30, 1999, and September 30, 1998.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited financial statements at and for the fiscal year ended March 31, 1999.

                              STELAX INDUSTRIES LTD


                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)


                                     ASSETS

                                                                                  September 30,      March 31,
                                                                                       1999            1999
                                                                                    Unaudited
                                                                                  -------------    ------------
CURRENT ASSETS:
       Cash                                                                        $     30,763    $     42,973
       Note Receivable                                                                  141,480         141,480
       Inventory-Raw materials                                                            3,874            --
         Work in process                                                                  4,530          55,278
         Finished goods                                                                 109,222         140,385
       Accounts Receivable-Trade, net (allowance for
         doubtful accounts at Sept. 30 and March 31,
         1999, $0 and $0, respectively)                                                  56,958          19,505
       Prepaids and other current assets                                                 32,613          49,689
                                                                                   ------------    ------------
       Total Current Assets                                                             379,440         449,310

PROPERTY & EQUIPMENT-AT COST:
       Plant & Machinery                                                              9,249,561       9,249,561
       Building                                                                         848,843         848,843
       Land                                                                             270,136         270,136
                                                                                   ------------    ------------
                                                                                     10,368,540      10,368,540
       Accumulated Depreciation                                                      (1,523,125)     (1,276,183)
                                                                                   ------------    ------------
       Total Property & Equipment                                                     8,845,415       9,092,357

INTANGIBLE ASSETS (accumulated amortization of
         $187,087 and $157,054 at Sept. 30 and
         March 31, 1999, respectively)                                                  518,085         501,846

OTHER ASSETS                                                                             24,178          22,175
                                                                                   ------------    ------------

TOTAL ASSETS                                                                       $  9,767,118    $ 10,065,688
                                                                                   ============    ============



                  LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
       Accounts payable                                                            $  1,393,250    $  1,452,699
       Convertible notes payable                                                        318,914            --
       Payable to related parties (Note 4)                                              596,374         210,738
                                                                                   ------------    ------------
       Total Current Liabilities                                                      2,308,538       1,663,437


STOCKHOLDERS' EQUITY:
      Common stock - 50,000,000 shares authorized, no stated par value; issued and outstanding 36,089,442 & 35,963,729 shares at Sept. 30 and March 31,
        1999, respectively                                                           22,954,361      22,885,219
       Cumulative translation adjustments                                               198,496         202,864
      Accumulated deficit                                                           (15,694,277)    (14,685,832)
                                                                                   ------------    ------------
       Total Stockholders' Equity                                                  $  7,458,580    $  8,402,251
                                                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  9,767,118    $ 10,065,688
                                                                                   ============    ============


                       See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited


                                                                             Six Months Ended
                                                                     --------------------------------
                                                                     September 30,      September 30,
                                                                          1999               1998
                                                                     -------------      -------------
OPERATING ACTIVITIES
  Net loss                                                            $ (1,008,439)      $ (1,385,733)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
       Depreciation & amortization                                         276,975            249,497
       Allowance for doubtful accounts                                        --                1,607
       Foreign currency transaction gain (loss)                             (4,368)             3,737
       Changes in operating assets and liabilities:
         Decrease (increase) in receivables                                (37,453)            76,368
         Decrease (increase) in inventory & other assets                    93,110            697,223
         Increase (decrease) in accounts
             payable & accrued interest                                    395,323           (218,349)
                                                                      ------------       ------------
Net cash (used) provided by operating activities                          (284,852)          (575,650)


INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles                            (46,272)          (114,103)
                                                                      ------------       ------------
Net cash used by investing activities                                      (46,272)          (114,103)


FINANCING ACTIVITIES
  Convertible note payable issue                                           318,914               --
                                                                      ------------       ------------
                                                                           318,914               --


Increase (decrease) in cash and cash
  equivalents                                                              (12,210)          (689,753)

Cash & cash equivalents at beginning
  of period                                                                 42,973            852,892
                                                                      ------------       ------------
Cash & cash equivalents at end of period                              $     30,763       $    163,139
                                                                      ============       ============
  Interest paid                                                       $      7,400       $     12,146
                                                                      ============       ============
  Income taxes paid                                                   $       --         $       --
                                                                      ============       ============


                       See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited


                                                                Three Months Ended                      Six Months Ended
                                                         --------------------------------      --------------------------------
                                                         September 30,      September 30,      September 30,      September 30,
                                                              1999               1998               1999               1998
                                                         -------------      -------------      -------------      -------------
Sales                                                           49,854             16,919             93,443            440,798
Cost of sales                                                  209,865            470,432            358,238            942,250
                                                          ------------       ------------       ------------       ------------
Gross loss                                                    (160,011)          (453,513)          (264,795)          (501,452)

Selling, general and administrative expenses
  (including depreciation and amortization of
  $276,975 and $249,497 for the six months
  ending Sept. 30, 1999 and 1998, respectively)                368,162            546,322            716,018            886,893
                                                          ------------       ------------       ------------       ------------

Loss from operations                                          (528,173)          (999,835)          (980,813)        (1,388,345)

Other income (expense):
  Interest income                                                 --                6,010               --               14,758
  Interest expense                                             (19,316)           (10,082)           (27,626)           (12,146)
                                                          ------------       ------------       ------------       ------------

Net loss                                                  $   (547,489)      $ (1,003,907)      $ (1,008,439)      $ (1,385,733)
                                                          ============       ============       ============       ============


Weighted average shares of common stock                     35,989,691         31,869,285         35,976,781         31,869,285
                                                          ============       ============       ============       ============


Net loss per share                                        $      (0.02)      $      (0.03)      $      (0.03)      $      (0.04)
                                                          ============       ============       ============       ============



                       See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                   Unaudited

(1) INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the six months ended September 30, 1999 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 1999.

(2) LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 35,976,781 and 31,869,285 outstanding during the six month period ended September 30, 1999 and 1998, respectively.

(3) INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $6,200,000 for the U.K.

(4) RELATED PARTY TRANSACTIONS

As of September 30, 1999, funds are owed by the Company totaling $572,303 to the President of the Company and his affiliates. Of this amount, $438,333 represents draws and accrued interest upon the line of credit established by the President on behalf of the Company. As of March 31, 1999, the Company owed the President of $135,643. The president of the subsidiary is owed $24,071 and $75,095 as of September 30 and March 31, 1999, respectively.

(5) STOCKHOLDERS' EQUITY:

The Company lowered the option price on 1,100,000 existing options from $1.00 to $.50 a share. New options totaling 700,000 were issued at $.50 to $.80 a share and are valid for three (3) years. Additionally, the Company issued 125,713 new shares of common stock in exchange for canceling $69,142.00 in debt. The Company also issued $350,000 in convertible notes payable. The notes bear a 9% interest rate and are due July, 2001.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

Results of Operation

The Company's revenues decreased substantially during the six months ended September 30, 1999 ($93,443.00) as compared to the comparable period in 1998 ($440,798). The reduction in revenues is a result of the Company's decision in 1998 to cease production of stainless steel products. The Company reduced its selling, general and administrative expense level during the comparable periods. The Company's net loss also was reduced in the six month period in 1999 as compared to 1998.

Liquidity & Capital Resources

As noted in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, the Company's liquidity position during fiscal year 1999 deteriorated significantly as a result of the net losses experienced by the Company. These losses continued through September 30, 1999, and are anticipated to continue for the foreseeable future. The Company has significantly reduced its operating expenses (as compared to 1998) in an effort to conserve cash pending the sale of its Nuovinox products.

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

                                    PART II

ITEM 6. Exhibits and Reports on Form 8-K

The Company did not file any reports on Form 8-K during the second quarter for which this Form 10-Q is filed.

                                   SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  STELAX INDUSTRIES LTD.

Date: November 19, 1999           /s/ Harmon Hardy
                                  --------------------------------
                                  Harmon Hardy
                                  President/Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  27              Financial Data Schedule