Form 10-Q
period 1999-12-31
STELAX INDUSTRIES LTD
filed 2000-02-23
CIK 847541

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31,  1999

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from         to
                                              -------    -------

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

Yes (X)  No ( )

The number of shares outstanding of registrant's Common Stock at December 31, 1999: 36,089,442

                                      INDEX

                                                                            Page
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

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

The accompanying financial statements are unaudited for the interim period, but include all adjustments (consisting only of normal recurring accruals) which management considers necessary for the fair presentation of results at December 31, 1999, and December 31, 1998.

Moreover, these financial statements do not purport to contain complete disclosures in conformity with generally accepted accounting principles and should be read in conjunction with the Registrant's audited financial statements at and for the fiscal year ended March 31, 1999.

                              STELAX INDUSTRIES LTD


                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)



                                     ASSETS

                                                        December 31,    March 31,
                                                           1999           1999
                                                        Unaudited
                                                        ---------       ---------
CURRENT ASSETS:
      Cash                                             $    12,979   $    42,973
      Note Receivable                                      141,480       141,480
      Inventory-Raw materials                                2,171          --
        Work in process                                      6,865        55,278
        Finished goods                                     154,883       140,385
      Accounts Receivable-Trade, net (allowance for
        doubtful accounts at Dec. 31 and March 31,
        1999, $0 and $0, respectively)                      30,518        19,505
      Prepaids and other current assets                     31,983        49,689
                                                       -----------   -----------
      Total Current Assets                                 380,879       449,310

PROPERTY & EQUIPMENT-AT COST:
      Plant & Machinery                                  9,257,353     9,249,561
      Building                                             848,843       848,843
      Land                                                 270,136       270,136
                                                       -----------   -----------
                                                        10,376,332    10,368,540
      Accumulated Depreciation                          (1,639,496)   (1,276,183)
                                                       -----------   -----------
      Total Property & Equipment                         8,736,836     9,092,357

INTANGIBLE ASSETS (accumulated amortization of
        $201,354 and $157,054 at Dec. 31 and
        March 31, 1999, respectively)                      502,925       501,846

OTHER ASSETS                                                22,904        22,175
                                                       -----------   -----------

TOTAL ASSETS                                           $ 9,643,544   $10,065,688
                                                       ===========   ===========



                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
      Accounts payable                                 $ 1,244,605   $ 1,452,699
      Convertible notes payable                            359,203          --
      Payable to related parties (Note 4)                1,097,670       210,738
                                                       -----------   ----------
      Total Current Liabilities                          2,701,478     1,663,437


STOCKHOLDERS' EQUITY (Note 5):
      Common stock - 50,000,000 shares
         authorized, no stated par value;
         issued and outstanding 36,089,442 and
         35,963,729 shares at Dec. 31 and
         March 31, 1999, respectively                   22,949,611    22,885,219
      Cumulative translation adjustments                   200,290       202,864
      Accumulated deficit                              (16,207,835)  (14,685,832)
                                                       -----------   -----------
      Total Stockholders' Equity                       $ 6,942,066   $ 8,402,251
                                                       -----------   -----------
TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                             $ 9,643,544   $10,065,688
                                                       ===========   ===========


                       See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited


                                                               Nine Months Ended
                                                          ----------------------------
                                                          December 31,    December 31,
                                                              1999            1998
                                                          ------------    ------------
OPERATING ACTIVITIES
  Net loss                                                 $(1,521,997)   $(2,089,283)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
      Depreciation & amortization                              407,613        382,279
      Allowance for doubtful accounts                             --          (43,808)
      Foreign currency transaction gain (loss)                  (2,574)        (7,343)
      Changes in operating assets and
        liabilities:
         Decrease (increase) in receivables                    (11,013)       417,513
         Decrease (increase) in inventory & other assets        48,721        811,199
         Increase (decrease) in accounts
             payable & accrued interest                        678,832       (192,777)
                                                           -----------    -----------
Net cash (used) provided by operating activities              (400,418)      (722,220)


INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles                (53,171)      (112,607)
                                                           -----------    -----------
Net cash used by investing activities                          (53,171)      (112,607)



FINANCING ACTIVITIES
  Note payable issue/conversion                                359,203       (195,982)
  Common stock issue                                            64,392        195,982
                                                           -----------    -----------
Net cash provided by financing activities                      423,595         --




Increase (decrease) in cash and cash
  equivalents                                                  (29,994)      (834,827)

Cash & cash equivalents at beginning
  of period                                                     42,973        852,892
                                                           -----------    -----------
Cash & cash equivalents at end of period                   $    12,979    $    18,065
                                                           ===========    ===========
  Interest paid                                            $    --             13,442
                                                           ===========    ===========
  Income taxes paid                                        $    --            --
                                                           ===========    ===========


                           See notes to financial statements.

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited


                                                         Three Months Ended            Nine Months Ended
                                                  -----------------------------   ----------------------------
                                                  December 31,     December 31,   December 31,    December 31,
                                                      1999             1998           1999            1998
                                                  ------------     ------------   ------------    ------------
Sales (Note 6)                                          (6,372)       (199,523)         87,071         241,275
Cost of sales                                          149,740         106,260         507,978       1,048,510
                                                  ------------     ------------   ------------    ------------
Gross loss                                            (156,112)       (305,783)       (420,907)       (807,235)

Selling, general and administrative expenses
  (including depreciation and amortization of
  $407,613 and $382,279 for the nine months
  ending Dec. 31, 1999 and 1998, respectively)        339,747         397,605       1,055,765       1,284,498
                                                 ------------    ------------    ------------    ------------

Loss from operations                                 (495,859)       (703,388)     (1,476,672)     (2,091,733)

Other income (expense):
  Interest income                                          --           1,134              --          15,892
  Interest expense                                    (17,699)         (1,296)        (45,325)        (13,442)
                                                 ------------    ------------    ------------    ------------

Net loss                                         $   (513,558)   $   (703,550)   $ (1,521,997)   $ (2,089,283)
                                                 ============    ============    ============    ============

Weighted average shares of common stock            36,115,404      31,971,419      36,039,981      31,903,453
                                                 ============    ============    ============    ============


Net loss per share                               $      (0.01)   $      (0.02)   $      (0.04)   $      (0.07)
                                                 ============    ============    ============    ============

                       See Notes to financial statements

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the nine months ended December 31, 1999 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 1999.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 36,039,981 and 31,903,453 outstanding during the nine month period ended December 31, 1999 and 1998, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $6,200,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of December 31, 1999, 1999, funds are owed by the Company totaling $901,266 to the President of the Company and his affiliates. Of this amount, $718,252 represents draws and accrued interest upon the line of credit established by the President on behalf of the Company. As of March 31, 1999, the Company owed the President of $135,643. The president and a director of the subsidiary are owed $196,404 and $75,095 as of December 31, 1999 and March 31, 1999, respectively.

(5)  STOCKHOLDERS' EQUITY:

The Company lowered the option price on 1,100,000 existing options from $1.00 to $.50 a share. New options totaling 700,000 were issued at $.50 to $.80 a share and are valid for three (3) years. Additionally, the Company issued 125,713 new shares of common stock in exchange for canceling $69,142.00 in debt. The Company also issued $380,000 in convertible notes payable. The two year notes bear a 9% interest rate.

(6)  SALES:

Sales are negative due to minimal activity in the period and to a reduction in pricing in a sales transaction reported in a previous period.

ITEM 2. Management's Discussion And Analysis of Financial Condition and Results of Operations.

Results of Operation

The Company's revenues decreased substantially during the nine months ended December 31, 1999 to $87,071.00 as compared to the comparable period in 1998 of $241,275. The reduction in revenues is a result of the Company's decision in 1998 to cease production of stainless steel products. The Company reduced its selling, general and administrative expense level during the comparable periods. The Company's net loss also was reduced in the nine month period in 1998.

Liquidity & Capital Resources

As noted in the Company's Annual Report on Form 10-K for the year ended March 31, 1999, the Company's liquidity position during fiscal year 1999 deteriorated significantly as a result of the net losses experienced by the Company. These losses continued through December 31, 1999. However, the Company has orders to be delivered in the year 2000 that should permit the company to cease having losses and to start showing profitable operations. The Company has significantly reduced its operating expenses (as compared to 1998) in an effort to conserve cash pending the sale of its Nuovinox products.

While management of the Company believes it has sufficient cash and current assets to continue operations for the near term, the Company believes it will be required to raise external financing prior to the end of the 2000 fiscal year though debt, equity of a combination thereof. There can be no assurance, however, that the company will be successful in raising external financing in which case the Company may be required to sell assets or seek a joint venture relationship with a third party.

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



                                       STELAX INDUSTRIES LTD.


Date:    February 14, 2000             /s/ Harmon Hardy
                                       ---------------------------------
                                       Harmon Hardy
                                       President/Chief Financial Officer

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
27                  Financial Data Schedule