Form 10-K
period 2000-03-31
STELAX INDUSTRIES LTD
filed 2000-10-10
CIK 847541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
         (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2000 or

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

Yes   X   No
     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of August 15, 2000 was approximately $27,196,850. At March 31, 2000 there were 37,521,442 shares of common stock outstanding.

                       Documents Incorporated by Reference
                                 NOT APPLICABLE

                                     PART I

ITEM 1.  BUSINESS

Introduction

Stelax Industries Ltd. (the "Registrant") was incorporated under the laws of British Columbia, Canada in May 1987. The Registrant's principal activities are conducted through its wholly-owned subsidiary, Stelax (U.K.) Limited, a corporation organized under the laws of the United Kingdom ("Stelax (U.K.)"). The Company owns certain real and personal property in Wales, United Kingdom comprising the Aberneath steel mill facilities (the "Aberneath Facility"). Stelax (U.K.) produces two separate product lines through the Aberneath
Facility: (i) Nuovinox(TM), a stainless steel cladded product with a carbon steel core utilizing the Company's unique patented manufacturing process and
(ii) steel abrasive shot pellets which are used as an abrasive cleaner and polisher in steel manufacturing. See "--- Products", below.

Originally incorporated as Zfax Image Corp, until 1992 the Registrant was engaged in the development and production of a portable facsimile machine using certain advanced facsimile technology. On March 31, 1995, the Registrant sold this business to the Company's president for book value.

On November 15, 1995, the Company finalized agreements to acquire the real, personal and intellectual property comprising the Aberneath steel mill facility, paying cash of approximately $1,377,000 and issuing 2,925,000 shares of Common Stock and assuming debt of approximately $1,316,000. The registrant acquired the facility from an entity that had gone into receivership in 1992. The then owner had maintained but not operated the facility after entering into receivership but prior to being acquired by the Registrant. The Registrant financed the acquisition principally through the issuance of $600,000 in convertible notes, which were subsequently converted, and the sale of $1,540,000 of Common Stock and Warrants.

In July 1996, the Registrant sold 10,800,000 shares of Common Stock, raising $10,831,000. Approximately $1,100,00 of the proceeds were used to liquidate outstanding mortgages on the Aberneath property. As part of this financing, the Registrant's Common Stock began trading on the Nouveau Marche of the Paris Stock Exchange.

Beginning in fiscal 1997, the Registrant commenced operations from Aberneath plant, principally producing stainless steel. The Registrant also began developing the market for the Nuovinox product. In 1998, the market for stainless steel was subject to severe pricing pressures, and the Company determined to cease production of stainless steel while the Registrant developed the Nuovinox market. Operating losses since 1997 essentially depleted the Registrant's working capital.

In the first quarter of fiscal 2001, the Registrant began having orders for the Nuovinox product, and in July, 2000, the Registrant obtained financing from Bank of America so that the Registrant could fulfill those orders. This financing provided $5,000,000 of a term loan, $500,000 of receivable financing and $250,000 inventory financing.

The Registrant's principal executive offices are located at 4004 Beltline Rd., Suite 107, Dallas, Texas 75244, and its telephone number is (972) 233-6041. Unless otherwise required by the context, the term "Company" as used herein shall mean the Registrant and Stelax (U.K.). The Registrant changed its name from ZFAX Image Corp. to its present name in May 1996.

The Aberneath Facility

The Aberneath Facility is located at Briton Ferry, Neath in South Wales, United Kingdom. The facility is located on the banks of the River Neath beside a deep water wharf and close to highway and national rail links. The facility includes approximately five acres of land. The steel mill plant is divided into three bays, each approximately 650 feet long, for a total of approximately 130,000 square feet of production space. There is a separate building on the premises with approximately 8,000 square feet of office and administrative space.

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

Products

The Aberneath facility is capable of producing two distinct product lines: (i) the Company's patented Nuovinox product, a stainless steel cladded product with metallurigically joined carbon steel core and (ii) steel abrasive shot in various sizes marketed under the name Stelablast.

Nuovinox is a carbon steel product cladded with stainless steel. From raw stainless steel the Registrant creates tubes several inches in diameter and fills the tubes with treated scrap steel, reducing and elongating the tubes in a proprietary process until the desired product is created, usually rebar 1/2 inch or larger in diameter with a core of carbon sheet and an outer casing of stainless steel. While the Registrant believes that the most commonly produced product will be rebar, Nuovinox can be manufactured in flat bar, round bar and pipes of various sizes and dimensions. The resultant product, which generally consists of up to 25% of stainless steel by weight, has created a molecular bond between the carbon steel core and the stainless steel exterior. The raw materials for the rebar comes from very low grade scrap steel, which the Registrant believes to be in adequate supply at its facility in the U.K.

Nuovinox has corrosion resistant properties comparable to stainless steel and achieves superior level of mechanical strength when compared with solid stainless steels manufactured by other parties. The Company prices its Nuovinox at approximately one-third of the price of stainless steel products.

The properties of the stainless steel cladding enable Nuovinox to be used for many applications which require an upgrading of carbon steel or a substitute for stainless steel, in particular where corrosion resistance, hygiene and aesthetics are determining factors. Although it has not been extensively marketed, the Company believes there is considerable interest in Nuovinox from customers around the world who have expressed their intention of using the product in a variety of applications.

The Company believes Nuovinox will compete with carbon and stainless steel based on the following properties and characteristics of Nuovinox:

             " High level of corrosion resistance;

             " Stronger than pure stainless steel (when incorporating a high tensile carbon steel core);

             " Strength and ductility superior to mild steel; and " Minimal maintenance when incorporated in structures.

The abrasive products produced by the Company are produced as a by-product of the process used in producing Nuovinox. The Registrant believes that its abrasive product, Stelablast, offers a superior and longer lasting shot blast than conventional cast steel shot at a price of approximately 44% of conventional cast steel shot.

Customer and Distribution

During the 1999 fiscal year the Company distributed its Nuovinox and abrasive products through its direct marketing efforts. Over the last several years, the Registrant has developed contacts with Federal and State transportation authorizations, confirming the utility of Nuovinox for highways and bridges

In 1997, the United States passed the Intermodel Surface Transportation Act to test for new materials used in highway construction with a goal of achieving a 75 to 100 year life objective for bridges and highways. Existing highway life is approximately 25 years, largely because rebar and dowels rust, expand, and break down roads and bridges, particularly in high corrosive areas near salt water. Dowels are used to pin concrete highway sections that are about 15 feet apart with each lane requiring 12 dowels per join. While stainless steel can be used for pins and rebar in concrete highways, particularly in high corrosive areas, stainless steel costs approximately three times that of Nuovinox.

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

Nuovinox is a new product that has been extensively tested. During the 2000 fiscal year, the Company has received various commitments for the use of the product. Further product acceptance may be affected by pricing and the other variables beyond the Company's control. Management of the Company is not aware of any product other than pure stainless steel that competes directly with Nuovinox.

Currency Fluctuations

It is anticipated that the Company's expenses and sales will be denominated in several currencies, including major European currencies, the US dollar and the Yen. As a result the Company's operating income and cash flow will be significantly exposed to currency fluctuations. Management intends to monitor the Company's exposure to currency risks, and, as appropriate, use financial forward or other instruments to minimize the effect of these fluctuations. No such instruments were held as of March 31, 2000 and there can be no assurance that the Company would be able to obtain such instruments. However, there can be no assurance that exchange rate fluctuations will not have an adverse effect on the Company's results of operations or financial condition.

Research and Development

During the last three fiscal years the Company has not spent any amounts on research and development. In the future, amounts may be incurred as specific customer requirements may arise in connection with the sale of customized Nuovinox products.

Patents and Trademarks

The Company holds approximately 70 worldwide patents for Nuovinox. The Company considers its patents important for the success of such product.

Employees

As of August 15, 2000, the Company had 34 employees or independent contractors working for the Company. The Company anticipates increasing the number of employees in the 2000 fiscal year as the Company expands production at the Aberneath Facility.

ITEM 2.  PROPERTIES

The Company's principal executive offices in the United States are located at 4004 Belt Line Road, Suite 107, Dallas, Texas and are occupied pursuant to a month to month lease. The Company owns the land and buildings comprising the Aberneath Facility in Wales, United Kingdom. See Item 1. Business - The Aberneath Facility.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


Market

The Registrant's Common Stock is quoted on the NASDAQ Bulletin Board System. The Registrant's Common Stock in the United States trades under the symbol "STAX". The range of the high and low bid prices as quoted on the NASDAQ Bulletin Board from April 1, 1998 through March 31, 2000 is as follows:

                  Fiscal 1999               High             Low

                  First Quarter             1.37             .75
                  Second Quarter             .77             .37
                  Third Quarter              .44             .22
                  Fourth Quarter            1.00             .27

                  Fiscal 2000               High             Low

                  First Quarter             1.20             .75
                  Second Quarter             .65             .52
                  Third Quarter              .90             .65
                  Fourth Quarter            2.51             .56

The Registrant's Common Stock is also quoted on the Le Nouveau Marche of the Paris Stock Exchange. Trading on the Le Nouveau Marche commenced July 11, 1996.

Holders

As of August 15, 2000, there were approximately 200 holders of record of the Registrant's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The table below sets forth certain financial data for the Company for its fiscal years ended March 31, 2000 to 1996, and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                             YEARS ENDED MARCH 31,
                             ---------------------

                                  2000            1999              1998          1997            1996
 Sales                        $  136,191      $  251,025        $1,728,657    $  733,600     $         -
 Gross Loss                     (657,930)     (1,121,224)       (2,725,973)   (1,070,225)              -
 Net (loss)                   (2,279,926)     (3,150,498)       (4,691,161)   (2,108,789)       (209,273)
 Total Assets                  9,727,826      10,065,688        12,636,869    16,756,767       8,449,341
 Long Term Obligations                 -               -                 -             -               -
 Total Liabilities             2,811,683       1,663,437         2,110,615     1,631,793       1,893,039
 Common Stock
 Outstanding at year end      37,521,442      35,963,729        31,869,285    31,869,285      18,733,906
 Net (loss) per share         $   (0.06)      $   (0.10)        $   (0.15)    $   (0.01)         $(0.12)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements - Cautionary Statements. This Annual Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Specifically, all statements other than statements of historical facts included in this report regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by and information currently available to the Company's management. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar import, as they relate to the Company or Company management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties and assumptions related to various factors including, without limitation, competitive factors, general economic conditions, customer relations, increases in raw material prices, governmental regulation and supervision, seasonality, acceptance of the Company's Nuovinox products in the marketplace, technological changes and changes in industry practices ("cautionary statements"). Although the Company believes that its expectations are reasonable, it can give no assurance that such expectations will prove to be correct. Based upon changing conditions, should any one or more of these risks or uncertainties materialize, or should any underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Liquidity and Capital Resources

Since fiscal 1998 the Company has had to fund substantial losses as the Company determined to cease sale of stainless steel and develop the market for its Nuovinox products. In fiscal 1999 the Company incurred a loss of $3,150,498 and in fiscal 2000 incurred a loss of $2,279,926. Because the Company incurs a substantial amount of depreciation and amortization, $506,050 in fiscal 1999 and $538,673 in fiscal 2000, the cash losses for fiscal 1999 and 2000 were approximately $2,640,000 and $1,740,000, respectively.

In fiscal 1999 the cash loss of approximately $2,640,000 was principally funded through the liquidation of current assets. Between March 31, 1998, and March 31, 1999, the Company's cash position decreased from $852,892 to $42,973, receivables decreased from $597,426 to $19,505 and inventories decreased from $948,093 to $195,663, a reduction in current assets of $2,140,271. The amount of the cash loss that was not funded through the liquidation of current assets as well as some increases in property were funded through sales of common stock that netted $726,670.

In fiscal 2000 the cash loss of approximately $1,740,000 was funded through financing activities. A related party loaned the Company approximately $1,000,000 and the Company issued common stock, the sale of which resulted in net proceeds to the Company of approximately $800,000.

Total equity at the end of fiscal 1999 was $8,402,251 and at the end of fiscal 2000 was $6,916,143. At the end of both fiscal 1999 and 2000, the Company had no long-term debt.

In fiscal 1999 and 2000 the Company developed the market for its Nuovinox product, much of which involved extensive testing for United States federal and state transportation authorities to demonstrate the utility of the Nuovinox product in bridges and highways. By the end of fiscal 2000, this process was sufficiently complete to begin sales. With the Company's plant facilities unencumbered, in July 2000 the Company's United States subsidiary entered into a Loan and Security Agreement with Banc of America Commercial Finance Corporation (the "Loan Agreement") whereby the Company obtained a Term Loan as well as Revolving Credit and Credit Accommodations. The maximum amount that can be borrowed under the Loan Agreement is $5,750,000.

The Term Loan limits the amount that can be borrowed pursuant thereto to the lesser of $5,000,000 or 80% of the auction sales value of certain equipment, as defined, at the Company's Aberneath, South Wales, UK facility.

The Revolving Credit and Credit Accommodation provides, subject to certain provisions, that the Company may borrow up to 50% of the value, as defined, of the Company's inventory as well as 50% of the amount of certain receivables, as defined. Borrowing for inventory cannot exceed $750,000 and borrowing against receivables cannot exceed $500,000.

The term loan is repaid monthly and is amortized over a 48 month period, bearing interest at prime rate plus 2.25%. The inventory and accounts loan mature 36 months after the date of the agreement and bear interest, payable monthly, at prime rate plus 2.25%.

In connection with the Loan Agreement the Company granted a warrant to Bank of America Commercial Finance Corporation to purchase up to 160,000 shares of common stock.

The proceeds from the term loan will be used to fund operational losses to extent necessary to cover the start up period for Nuovinox sales and to finance inventory and receivables to the extent that the Company will need funds in excess of borrowing under the Term Loan for inventory and receivables.

2000 versus 1999

The Company incurred a gross loss of $657,930 in fiscal 2000 compared to a gross loss of $1,121,224 in fiscal 1999. The decline reflects a lower volume of sales and reduction in production personnel due to the suspension of sales of solid stainless steel in fiscal 1998. Fiscal 2000's revenues of $136,191 reflect sales of the Company's abrasive products.

Excluding depreciation and amortization of $538,673 in fiscal 2000 and $506,050 in fiscal 1999, general and administrative expenses declined to $992,538 in fiscal 2000 from $1,520,461 infiscal 1999, a decline of 34.6%. The decline reflects a decrease in corporate staffing pending sales of Nuovinox.

1999 versus 1998

The Company's revenues declined to $251,025 in fiscal 1999 compared to $1,728,657 in fiscal 1998. The decline reflects the Company's decision to cease manufacturing of solid stainless steel. Fiscal 1999 revenues principally reflect sales of abrasive products.

General and administrative expenses also declined, to $2,026,511 in fiscal 1999 from $2,110,248 in fiscal 1998 which include depreciation and amortization expenses of $506,050 in fiscal 1999 and $481,254 in fiscal 1998. This decline reflects some reduction in staffing levels.

Inflation

The Company's operations may be impacted by the effects of inflation and changing prices as increased prices may reduce the demand for steel products. Additionally, the price of nickel has direct impact on the Company as nickel is an integral component to the price of the stainless steel utilized in Nuovinox.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not engage in any hedging activities. In particular, the Company does not hedge its sales for currency fluctuations, and, accordingly, does not acquire market risk sensitive instruments. Over the last two fiscal years, market risks have been negligible because of the small amount of operations in which the Company has engaged.

The Company's primary market risk is anticipated to be a currency exchange rate risk, and the Company does not, at the present time, anticipate engaging in management of that risk. For the next fiscal year, the Company's operations will be principally conducted in the United Kingdom with sales anticipated in the United States and Canada. In addition to currency market risks resulting from trade accounts receivable, the Company's loan with Bank of America is denominated in U.S. Dollars. The amounts available to the Company under the Bank of America loan agreement are principally based upon assets located in the United Kingdom, and a large increase in the value of the Dollar relative to the Pound could diminish the amounts that could be available under that loan agreement. A significant increase in the Pound relative to the Dollar would make United States trade receivables worth less in the United Kingdom, decreasing profit margins for products produced in the United Kingdom and sold in the United States.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements beginning at page F-2 of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The directors and executive officers of the Company as of March 31, 2000 are as follows:

Name and Age                 Position                    Served In Office Since

Harmon S. Hardy, 71          Chairman of the                       1987
                             Board, President
                             and Chief Financial Officer

Ruben Grubner, 44            Director                              1995

William D. Alexander, 51     Director                              1996


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

The Company believes all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with through March 31, 2000, except that the directors failed to file timely reports regarding the grant of stock options.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to the compensation to the Company's chief executive officer at March 31, 2000 for services rendered during the fiscal years ended March 31, 2000, 1999, and 1998. The table includes for the same periods those individuals receiving in excess of $100,000 per year.

                            Annual Compensation (1)

          Name                  Year         Salary          Bonus          Other       Stock Options   All Other Compensation
-------------------------     ----------  -------------   ------------  -------------  ---------------  ---------------------
Harmon S. Hardy                 2000       $ 144,000            $ -          $ -                -              $ 9,000          (2)
Chairman of the                 1999       $  72,000            $ -          $ -                -              $ 9,000          (2)
  Board of Directors,           1998       $  72,000            $ -          $ -                -              $ 9,000          (2)
  President and Chief
  Financial Officer

A. Cacace                       2000       $ 145,800            $ -          $ -                 -             $ -
Managing Director               1999       $ 145,800            $ -          $ -                 -             $ -
  of Stelax U.K.                1998       $ 145,800            $ -          $ -                 -             $ -

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

2000 Option Grants

         There were 600,000 options granted to Mr. Hardy during the fiscal year ended March 31, 2000, which include 600,000 options granted in connection with the extension of a line of credit. See Item 13. Certain Relationships and Related Transactions. There were no options granted to Mr. Cacace during the fiscal year ended March 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of August 15, 2000, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) each of the executive officers of the Company; (iii) each director of the Company; and (iv) all officers and directors as a group:

Name and Address                        Shares of Common Stock        Percentage
 of Benefiial Owner(1)                   Beneficially Owned           of Class
--------------------------------------------------------------------------------
Harmon S. Hardy, Jr.
  4004 Belt Line Road, Suite 107
  Dallas, TX 75244                           7,302,700 (2)              19.0%

Ruben Grubner                                  100,000 (3)                  *

William D. Alexander                           200,000 (4)                  *

All Officers and Directors as a Group        7,602,700                  19.7%
  (Three Persons)


* Represents less than one percent

(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock showing as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.

(2) Includes options to purchase 3,000,000 shares of common stock.

(3) Includes options to purchase 100,000 shares of common stock.

(4) Includes options to purchase 200,000 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 2000 and 1999, the Company owed an aggregate of $1,049,172 and $135,643, respectively, to Mr. Hardy, the Company's President, and to his affiliates. These amounts are payable on demand. Effective January 12, 1999, Mr. Hardy began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% per annum. The Company granted 600,000 warrants to purchase common stock of the Company at $0.30 per shares as consideration of the credit line. In fiscal year 2000, the line of credit was extended to $1,200,000 at the same interest rate, and the Company granted Mr. Hardy a warrant to purchase an additional 600,000 shares of common stock for $0.50 per share. The warrants may be exercised for a period of five years from the date of the grant.

At March 31, 2000 and 1999, the Company owed to Mr. Hardy personally $215,896 and $75,095.

On January 1, 1999, Mr. Hardy and the President of a subsidiary converted debt owed to each into common stock of the Company. The conversion resulted in the Company issuing 1,125,000 shares of common stock in exchange for $225,000 of debt. The exchange ratio was at current market price of the common stock.

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

10(c)           Agreement relating to the land and buildings
                     at Wern Works, Britain Ferry Neath by and
                     between Maritime Transport Services Limited
                     and ZX(UK) Limited (c/k/a Stelax (U.K.)Limited)    b

10(d)           Variation Agreement dated November 13, 1995
                     by and between Camborne Industries PLC and
                     ZX(UK) Limited (c/k/a Stelax (U.K.)Limited)        b

10(e)           Agreement dated November 13, 1995 by and between
                     Maritime Transport Services Limited and
                     ZX(UK) Limited (c/k/a Stelax (U.K.) Limited)       b

10(f)           Chattel Mortgage dated November 13, 1995 by
                     and between ZX(UK) Limited and
                     Camborne Industries PLC (c/k/a Stelax
                     (U.K.) Limited)                                    b

10(g)           Patent Mortgage dated November 13, 1995 by and
                     between ZX(UK) Limited and Camborne Industries
                     PLC (c/k/a Stelax (U.K.) Limited)                  b

10(h)           Trademarks Mortgage dated November 13, 1995
                     by and between ZX(UK) Limited and Camborne
                     Industries PLC (c/k/a Stelax(U.K.) Limited)        b

21(a)           Subsidiaries of the Company

                     Stelax(U.K.)Limited, a United Kingdom subsidiary

27                   Financial Data Schedule                            *


         *Filed herewith

         a. Incorporated by reference from the Form S-18 Registration Statement, as amended (No. 33-27667-FW), for the Company.

         b. Incorporated by reference from the Form 8-K dated November 7, 1995.

(c) Reports on Form 8-K.
         No reports on Form 8-K were filed during the last fiscal quarter of 1998.

         STARKP/CORR/217908_1(02880/01)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 6, 2000                  STELAX INDUSTRIES, LTD.



                                     Harmon S. Hardy, Jr.
                                     --------------------
                                     By:      Harmon S. Hardy, Jr.
                                     President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on October 6, 2000.

                NAME                                        OFFICE

 /s/ Harmon S. Hardy, Jr.
Harmon S. Hardy, Jr.                       President and Chief Financial Officer
(Principal Executive and Financial Officer)



 /s/ Ruben Grubner
Ruben Grubner                                               Director



 /s/ William D. Alexander
William D. Alexander                                        Director

[DELOITTE & TOUCHE LETTERHEAD]

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Stelax Industries Ltd
British Columbia, Canada


We have audited the accompanying consolidated balance sheet of Stelax Industries Ltd and subsidiary as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stelax Industries Limited and subsidiary as of March 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles accepted in the United States of America.


/s/ DELOITTE & TOUCHE

DELOITTE & TOUCHE
Chartered Accountants

Date 6th October 2000

Cardiff, UK

                              Stelax Industries Ltd
                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                        ASSETS
                                                                March 31,           March 31,
                                                                   2000               1999

CURRENT ASSETS:
      Cash and Cash Equivalents                                 $ 44,660       $     42,973
      Note Receivable                                            141,480            141,480
      Accounts Receivable-Trade, net (allowance for
        doubtful accounts at March 31, 2000 and 1999
        $0 and $0, respectively)                                  62,447             19,505
      Inventory-Raw materials                                     10,283               ----
        Work in process                                           26,315             55,278
        Finished goods                                           118,687            140,385
      Prepaids and other current assets                           81,529             49,689

      Total Current Assets                                       485,401            449,310

PROPERTY & EQUIPMENT-AT COST:
      Plant & Machinery                                        9,290,878          9,249,561
      Building                                                   848,843            848,843
      Land                                                      270,136            270,136
                                                              10,409,857         10,368,540
      Accumulated Depreciation                                (1,753,567)        (1,276,183)
      Total Property & Equipment                               8,656,290          9,092,357

INTANGIBLE ASSETS (patents)
      (accumulated amortization of $218,343 and $157,054
       at 31 March, 2000 and 1999, respectively)                 556,685            501,846

OTHER ASSETS                                                     29,450              22,175

TOTAL ASSETS                                                $ 9,727,826        $ 10,065,688
                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Accounts payable                                       $ 1,546,615        $ 1,452,699
      Payable to related parties                               1,265,068            210,738
      Total Current Liabilities                                2,811,683          1,663,437

STOCKHOLDERS' EQUITY :
      Common stock - 50,000,000 shares
         authorized, no stated par value;
         issued and outstanding 37,521,442
         and 35,963,729 shares at March 31,
         2000 and 1999, respectively                           23,686,222         22,885,219
      Accumulated other Comprehensive Income                      195,679            202,864
      Accumulated deficit                                     (16,965,758)       (14,685,832)
      Total Stockholders' Equity                              $ 6,916,143        $ 8,402,251

TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                    $ 9,727,826       $ 10,065,688



                       See notes to financial statements.

                              Stelax Industries Ltd
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)

                                                              Year Ended
                                                               March 31,          March 31,           March 31,
                                                                 2000               1999                1998
Sales                                                         $    136,191      $     251,025         $ 1,728,657
Cost of sales                                                     (794,121)        (1,372,249)         (4,454,630)

Gross loss                                                        (657,930)        (1,121,224)         (2,725,973)

Selling, general and administrative expenses
  (including depreciation and amortization of
  $538,673, $506,050 and $481,254 for the
  years ended March 31, 2000, 1999 and 1998,
  respectively)                                                 (1,531,211)        (2,026,511)         (2,110,248)

Loss from operations                                            (2,189,141)        (3,147,735)         (4,836,221)

Other income (expense):
  Interest income                                                     -                16,498             154,844
  Interest expense                                                 (90,785)           (19,261)             (9,784)

Net loss                                                       $(2,279,926)     $  (3,150,498)        $(4,691,161)


Weighted average shares of common stock                         36,267,505         32,771,146          31,869,285

Net loss per share                                             $     (0.06)     $       (0.10)        $     (0.15)


                        See notes to financial statements

                             Stelax Industries Ltd.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (Presented in United States dollars)

                                           Common Stock                                                                 Total
                                      ---------------------------------     Accumulated    Translation                Comprehensive
                                               Shares          Amount          Deficit     Adjustments     Total         Income
                                              ---------      -----------    ------------     ---------   ---------     ------------
                                                                 $               $             $            $              $

BALANCE at April 1, 1997                      31,869,285     21,821,087      (6,844,173)     148,060    15,124,974
Accumulated other Comprehensive Income              -              -               -          92,441        92,441         92,441
Net loss                                            -              -         (4,691,161)        -       (4,691,161)    (4,691,161)
                                              ----------     -----------    -------------     -------    ----------    -------------
BALANCE at March 31, 1998                     31,869,285     21,821,087     (11,535,334)     240,501    10,526,254     (4,598,720)
Common stock issued during the period:
  $.23 to $1.00 per share for note payable
      conversion                                 447,444        195,982            -            -          195,982
  $.20 per share for related party payable     1,125,000        225,000            -            -          225,000
  $.20 to $.40 per share                         900,000        252,000            -            -          252,000
  $.20 to .50 per share for option exercise    1,622,000        391,150            -            -          391,150
Accumulated other Comprehensive Income              -              -               -         (37,637)      (37,637)       (37,637)
Net loss                                               -           -         (3,150,498)        -       (3,150,498)    (3,150,498)
                                              ----------     ----------      -----------     -------    ---------      -----------
BALANCE at March 31, 1999                     35,963,729     22,885,219     (14,685,832)     202,864     8,402,251     (3,188,135)

Common stock issued during the period:
  $.51 to $.56 per share for note payable
      conversion                                 725,000        354,453            -            -          354,453
  $.55 to $1.25 per share                        257,713        187,800            -            -          187,800
  $.30 to $.95 per share for option exercise     575,000        258,750            -            -          258,750
Accumulated other Comprehensive Income              -              -               -          (7,185)       (7,185)        (7,185)
Net loss                                            -              -         (2,279,926)        -       (2,279,926)    (2,279,926)
                                              ----------     ----------     ------------     --------   -----------    -----------
BALANCE at March 31, 2000                     37,521,442     23,686,222     (16,965,758      195,679     6,916,143     (2,287,111)
                                              ==========     ==========     ============     ========   ==========     ===========

                              Stelax Industries Ltd
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)

                                                                          Year Ended
                                                        ----------------------------------------------
                                                          March 31,        March 31,        March 31,
                                                            2000              1999             1998
                                                         -------------    -----------      -----------
OPERATING ACTIVITIES
  Net loss                                               $ (2,279,926)    $(3,150,498)     $(4,691,161)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
      Depreciation & amortization                             538,673         506,050          481,254
      Allowance for doubtful accounts                            -            (93,593)          68,993
      Foreign currency transaction gain (loss)                 (7,185)        (37,637)          92,441
      Changes in operating assets and
        liabilities:
         Increase (decrease) in receivables                   (42,942)        671,514         (373,418)
         Decrease (increase) in inventory & other assets        1,263         930,105         (202,683)
         Increase (decrease) in accounts
             payable & accrued interest                     1,148,246        (251,196)         478,822
                                                          -----------      ----------       ----------

 Net cash used in operating activities                       (641,871)     (1,425,255)      (4,145,752)


INVESTING ACTIVITIES
 Purchase of property, equipment & intangibles               (157,445)       (111,334)      (1,188,068)
                                                          -----------      ----------       ----------

 Net cash used in investing activities                       (157,445)       (111,334)      (1,188,068)


FINANCING ACTIVITIES:
 Convertible note payable repayment                              -           (195,982)            -
 Net proceeds from common stock                               801,003         922,652             -
                                                          -----------      ----------       ----------
 Net cash provided by financing activities                    801,003         726,670             -
                                                          -----------      ----------       ----------

 Increase (decrease) in cash and cash
  equivalents                                                   1,687        (809,919)      (5,333,820)

 Cash & cash equivalents at beginning
  of year                                                      42,973         852,892        6,186,712
                                                          -----------      ----------       ----------
 Cash & cash equivalents at end of year                  $     44,660     $    42,973      $   852,892
                                                          -----------      ----------       ----------
  Interest paid                                          $     31,034     $    19,261      $     9,784
                                                          -----------      ----------       ----------
  Income taxes paid                                      $       -               -                -
                                                          ===========      ==========       ==========

                       See notes to financial statements.

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

On July 11, 1995, the Company incorporated Stelax (U.K.) Limited ("Stelax") as a wholly owned subsidiary in the United Kingdom to acquire certain assets of a steel mill in West Glamorgan, Wales and establish operations in the stainless steel manufacturing business. The financial statements for the years ended March 31, 2000, 1999, and 1998 include the accounts of the Company and its U.K. subsidiary. The operating loss of this subsidiary was $2,080,970, $2,779,555, and $4,596,968, for the years ended March 31, 2000, 1999, and 1998 and it had identifiable assets of $9,526,408 and $9,907,955 at March 31, 2000 and 1999. All significant intercompany balances and transactions have been eliminated.

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



DEPRECIATION AND AMORTIZATION

Depreciation is provided using the straight-line method over the estimated useful lives of their assets as follows:

         Buildings                          20 years
         Plant and equipment                4 to 20 years
         Intangible assets (Patents)        12 years

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



INVENTORY

The Company records raw material purchases at the lower of cost or market value and records the disposition of inventory on a first-in, first out basis. Inventory is evaluated periodically for obsolete items.

RESEARCH AND DEVELOPMENT

Research and development expenses are charged to operations as incurred. There were no Research and development costs for the years ended March 31, 2000 and 1999.

START UP EXPENSES

All expenses incurred in connection with the start up of the steel mill have been expensed as incurred. Expenses incurred in relation to the commissioning of the planetary mill are capitalized as assets.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to 1999 amounts to conform to the current year presentation.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for impaired long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of." This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be disposed of. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

COMPREHENSIVE INCOME

Comprehensive income is reported in accordance with SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive income includes foreign currency translation adjustments.

INCOME TAXES

The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes are determined based upon enacted tax laws and rates applied to the difference between the financial statement and tax bases of assets and liabilities.

SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company operates in one industry, the manufacture of steel related products, in accordance with SFAS No. 131.


FOREIGN CURRENCY TRANSLATION

In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," exchange adjustments resulting from foreign currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected in accumulated other comprehensive income (loss). The cumulative currency translation loss as of March 31, 2000 was $7,185. Gains and losses on foreign currency transactions for the fiscal years ended March 31, 2000 and March 31, 1999 resulted in net foreign currency gains/(losses) of $30,452 and $30,078, respectively.

FINANCIAL INSTRUMENTS

The fair values of financial instruments are determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

DERIVATIVE INSTRUMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company has not yet assessed what the impact of this statement will be on the Company's future earnings or financial position.

REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion 20, "Accounting Changes." The SEC delayed the required implementation date of SAB 101 by issuing Staff Accounting Bulletins No. 101A, "Amendment: Revenue Recognition in Financial Statements" and 101B, "Second Amendment: Revenue Recognition in Financial Statements" in March and June 2000, respectively. As a result of these amendments, SAB 101 will be effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



B.       RELATED PARTY TRANSACTIONS


As of March 31, 2000 and 1999, funds were due to the President and his affiliates totaling $1,049,172 and $135,643 respectively. These amounts are payable on demand. Effective January 12, 1999, the President of the Company began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% and 600,000 warrants to purchase common stock of the Company at $.30 a share were issued as consideration of such credit line. In fiscal year 2000, the line of credit was extended to $1,200,000 at the same interest rate. A 600,000 additional warrants were issued at $.50 a share. The warrants are valid for five (5) years. At March 31, 2000 and 1999, $795,920 and $88,080 of the total owed to the President represented draws on the line of credit and accrued interest.


At March 31, 2000 and 1999, the Company owed the President of Stelax Industries, Ltd. $215,896 and $75,095.

In connection with its private placement of common stock and secondary offering, the Company paid $55,000 in fiscal 1997 to Austin Friars Securities Limited as commission expense. The President of the Company is a director of Austin Friars Securities Limited.

On January 1, 1999, the President of the Company and the President of the subsidiary converted debt owed to each into common stock of the Company. The conversion resulted in 1,125,000 common shares being issued in exchange for $225,000 of debt. The exchange ratio was at current market price of the common stock.


C.       MAJOR CUSTOMER INFORMATION

One customer accounted for approximately 80% of net sales in fiscal 2000. No customer accounted for more than 10% of net sales in fiscal 1999.

D.       MAJOR SUPPLIERS INFORMATION

The Company purchased inventory from two suppliers during the fiscal year ended March 31,2000 accounting for 43% and 36% of total inventory purchases respectively. As of March 31, 2000 the Company had $9,700 and $10,871 respectively in amounts owed to these suppliers included in accounts payable. The same supplier accounted for 45% and 37% of total inventory purchased in 1999.

E        OPTIONS

The Company has granted stock options to certain directors, officers, employees, investors and consultants to purchase shares of the Company's common stock under a non-qualified plan. Additional options were issued in fiscal year 2000 at prices ranging from $.50 to $1.10 per share, which either approximates or exceeds fair market value at date of grant. The options are valid for three to five years. Certain options previously granted totaling 1,500,000 have had the expiration date extended and or the option price lowered. In all cases the lowered option price either approximates or exceeds fair market value. The extended option period does not exceed four years.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)



A summary of the stock option transactions follows:

                                                                                                   WEIGHTED
                                                                                                   AVERAGE
                                                  NUMBER            EXERCISE PRICE            EXERCISE PRICE
                                                 OF SHARES             PER SHARE                 PER SHARE

Options outstanding March 31, 1998               3,569,500
Issued                                           3,915,000            $.30 - $1.00                $      0.445
Exercised                                       (1,622,000)
Expired                                           (222,500)

Options outstanding March 31, 1999               5,640,000
Issued                                           2,040,000            $.50 - $1.10                $      0.642
Exercised                                         (575,000)

Options outstanding March 31,2000                7,105,000


                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


Stock options are exercisable from date of grant until expiry date which range from April 2001 to January 2004.

The Company accounts for its share options in accordance with Accounting Principles Board Opinion No. 25.

Statement of Financial Accounting Standards ("FASB") No. 123 "Accounting for Stock Based Compensation" (SFAS 123) requires disclosure of pro forma information regarding net income and earnings per share had compensation cost been determined using the fair value method. The fair value of the Company's stock based awards was estimated as of the date of grant using the Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of trade options which have no vesting restriction and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards. The fair value of options granted was estimated assuming no dividends and using the following weighted average assumptions.


                                               2000                  1999                  1998
Risk free interest rate                        6.91%                 5.23%                 6.14%
Expected term                                2-5 years             2-5 years             2-5 years
Volatility                                      109%                   97%                  123%
Weighted average fair value per share
for options granted during the year         $  0.49               $  0.35               $    --


Had compensation costs for the Company's plan been recorded, the Company's net loss and earnings per share would have been as indicated below:

                                                2000               1999               1998
Net loss            as reported              $2,279,926         $3,150,498         $4,691,161
                    pro forma                $3,269,729         $4,331,026         $5,157,736

Loss per share      as reported              $    0.06          $    0.10          $    0.15
                    pro forma                $    0.09          $    0.13          $    0.16


F.       COMMITMENTS AND CONTINGENCIES

The Company occupies corporate office space in Dallas, Texas on a month to month lease, after completing a long term lease.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)




G.       INCOME TAXES

The Company, as a Canadian corporation, does not file United States income tax returns. The UK subsidiary will file tax returns in the United Kingdom.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only component of deferred taxes for the Company is its net operating loss carry forwards of approximately $420,000 in Canada which began to expire in 1997 and approximately $6,200,000 in the U.K. which may be carried forward indefinitely, subject to the agreement of the UK Inland Revenue, against profits of the same trade. Deferred tax assets at March 31, are:


                                  2000                         1999
                                --------                     ---------
Deferred tax assets             500,716                      $ 419,465
Valuation allowance            (500,716)                      (419,465)
Net deferred-tax asset         $  --                             --

The valuation allowance was decreased by $81,251 and $400,000 during the fiscal years ended March 31, 2000 and 1999, respectively. Given the loss making position of the Company, it is uncertain whether losses could be utilized in the foreseeable future and therefore no benefit for deferred tax has been taken.

H.       STOCKHOLDERS' EQUITY

Shares reserved for future issuance include 7,105,000 shares for stock options. From time to time, the directors may declare and authorize payments of dividends to the stockholders of record. To date, no dividends have been declared or paid.

The Company sold convertible notes payable in previous fiscal years, of which the balance of $195,982 was converted by March 31, 1999 for an additional 447,444 common shares. During fiscal year 2000, convertible notes payable were sold and converted for a net proceeds of $354,453 and resulted in 725,000 shares being issued.

Additional funds of $252,000 were raised in fiscal year 1999 by selling 900,000 common shares at current market prices ranging from $.20 to $.40 a share. Options on common stock totaling 1,622,000 were exercised in fiscal year 1999. Option price was $.10 a share and the exercise occurred when current market price ranged from $.20 to $.50 a share. The Company is financing 90% of the exercise price on 1,572,000 shares. The note balance at March 31, 2000 and 1999 is $141,480.

During fiscal year 2000, 257,713 common stock shares were sold for either cash or services totaling $187,800.

In fiscal year 1999, common stock options totaling 3,915,000 were issued at $.30 to $1.00 per share. In fiscal year 2000, common stock options totaling 2,040,000 were issued at $.50 to $1.10 per share. During fiscal year 2000, 575,000 common stock options were exercised resulting in $258,750 in cash.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


I.       LOSSES FROM OPERATIONS AND CASH FLOW REQUIREMENTS

The Company meets its day to day working capital requirements through its cash reserves and management of working capital. The nature of the Company's business is such that there can be unpredictable variation in the timing of cash inflows. Management of the Company is concerned that, at the time of approval of the financial statements, there is insufficient cash reserves to meet the requirements of the Company for the next year. They have therefore raised additional funding from external sources. See subsequent event footnote for additional details.

The financial statements have been prepared on the going concern basis which assumes that the Company and its subsidiaries will continue in operational existence for the foreseeable future.

J.       NET LOSS PER SHARE

Losses per share have been computed in accordance with SFAS No. 128, Earnings per Share. Basic and diluted losses per share are computed by dividing net loss by the weighted average number of shares of common stock outstanding during the year. Outstanding common stock options have been excluded from the calculation of diluted losses per share because their effect would be antidilutive.


K.       SUBSEQUENT EVENT

In July 2000 the Company obtained a Term Loan as well as Revolving Credit and Credit Accommodations. The maximum amount that can be borrowed under the Loan Agreement is $5,750,000.

The Term Loan limits the amount that can be borrowed pursuant thereto to the lesser of $5,000,000 or 80% of the auction sales value of certain equipment, as defined, at the Company's Aberneath, South Wales, UK facility.

The Revolving Credit and Credit Accommodation provides, subject to certain provisions, that the Company may borrow up to 50% of the value, as defined, of the Company's inventory as well as 50% of the amount of certain receivables, as defined. Borrowing for inventory cannot exceed $750,000 and borrowing against receivables cannot exceed $500,000.

The term loan is repaid monthly and is amortized over a 48 month period, bearing interest at prime rate plus 2.25%. The inventory and accounts loans mature 36 months after the date of the agreement and bear interest, payable monthly, at prime rate plus 2.25%.

In connection with the Loan Agreement the Company granted a warrant to Bank of America Commercial Finance Corporation to purchase up to 160,000 shares of common stock.

The proceeds from the term loan will be used to fund operational losses to the extent necessary to cover the start up period for Nuovinox sales and to finance inventory and receivables to the extent that the Company will need funds in excess of borrowing under the Term Loan for inventory and receivables.

The Company's directors believe that this financing will achieve those results.