Form 10-Q
period 2000-06-30
STELAX INDUSTRIES LTD
filed 2000-11-13
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
                  For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from __________________ to ______________

Commission file number: 1-14219

                             Stelax Industries Ltd.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        British  Columbia                                 None
-------------------------------------------------------------------------------
(State  or  other   jurisdiction  of           (IRS Employer Identification No.)
incorporation or organization)

       4004 Beltline Road, Suite 107, Dallas TX                    75244
-------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

                                 (972) 233-6041
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)
         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of November 1, 2000: 37,521,442

                            Stelax Industries Ltd

                         CONSOLIDATED BALANCE SHEETS
                    (Presented in United States dollars)

                                     ASSETS

                                                                                  June 30,              March 31,
                                                                                    2000                  2000
                                                                                 Unaudited
CURRENT ASSETS:                                                                 -----------            -----------
       Cash                                                                     $    15,905            $    44,660
       Note Receivable                                                              141,480                141,480
       Inventory-Raw materials                                                          -                   10,283
         Work in process                                                              8,858                 26,315
         Finished goods                                                             110,412                118,687
       Accounts Receivable-Trade, net (allowance for
         doubtful accounts at June 30 and March 31,
         2000, $0 and $0, respectively)                                              63,972                 62,447
       Prepaids and other current assets                                             91,683                 81,529
                                                                                 ----------             ----------
       Total Current Assets                                                         432,310                485,401

PROPERTY & EQUIPMENT-AT COST:
       Plant & Machinery                                                          9,261,987              9,290,878
       Building                                                                     848,843                848,843
       Land                                                                         270,136                270,136
                                                                                 ----------             ----------
                                                                                 10,380,966             10,409,857
       Accumulated Depreciation                                                  (1,845,345)            (1,753,567)
                                                                                 ----------
       Total Property & Equipment                                                 8,535,621              8,656,290

INTANGIBLE ASSETS (accumulated amortization of
         $228,525 and $218,343 at June 30 and
         March 31, 2000, respectively)                                              565,091                556,685

OTHER ASSETS                                                                        151,962                 29,450


TOTAL ASSETS                                                                    $ 9,684,984            $ 9,727,826
                                                                                 ==========             ==========






                                 (Continued)
                     See notes to financial statements.

                              Stelax Industries Ltd
                          CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)
                                  (Continued)
      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  June 30,              March31,
                                                                                    2000                 2000
                                                                                 Unaudited
CURRENT LIABILITIES:                                                             ----------           ------------
       Accounts payable                                                         $ 1,658,443          $ 1,546,615
       Payable to related parties                                                 1,505,308            1,265,068
                                                                                 ----------           ----------
       Total Current Liabilities                                                  3,163,751            2,811,683

STOCKHOLDERS' EQUITY:
      Common stock - 50,000,000 shares
         authorized, no stated par value;
         issued and outstanding 37,521,442 shares
         at June 30 and March 31, 2000, respectively                             23,686,222           23,686,222
       Cumulative translation adjustments                                           269,765              195,679
      Accumulated deficit                                                       (17,434,754)         (16,965,758)
                                                                                 ----------           ----------
       Total Stockholders' Equity                                               $ 6,521,233          $ 6,916,143
                                                                                 ----------           ----------
TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                                                     $ 9,684,984          $ 9,727,826
                                                                                 ==========           ==========

                       See notes to financial statements.

                Stelax Industries Ltd
          CONSOLIDATED STATEMENTS OF OPERATIONS
        (Presented in United States dollars)
                      Unaudited

                                                                         Three Months Ended
                                                                ------------------------------------
                                                                   June 30,              June 30,
                                                                     2000                  1999
                                                                 -----------            ----------
Sales                                                           $    133,169           $    43,589
Cost of sales                                                        266,529               148,373
                                                                 -----------            ----------
Gross loss                                                          (133,360)             (104,784)

Selling, general and administrative expenses
  (including depreciation and amortization of
  $126,858 and $132,540 for the period ended
  June 30, 2000 and 1999, respectively)                              313,639               347,856
                                                                 -----------            ----------

Loss from operations                                                (446,999)             (452,640)

Other income (expense):
  Interest expense                                                   (21,997)               (8,310)
                                                                 -----------            ----------

Net loss                                                        $   (468,996)          $  (460,950)
                                                                 ===========            ==========


Weighted average shares of common stock                           37,521,442            35,963,729
                                                                 ===========            ==========


Net loss per share                                              $     (0.01)           $    (0.01)
                                                                 ===========            ==========


         See notes to financial statements.

                   Stelax Industries Ltd

           CONSOLIDATED STATEMENTS OF CASH FLOWS
            (Presented in United States dollars)
                         Unaudited


                                                                             Three Months Ended
                                                                        -----------------------------------
                                                                          June 30,              June 30,
                                                                            2000                  1999
OPERATING ACTIVITIES                                                    ------------            -----------
  Net loss                                                              $  (468,996)            $  (460,950)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
    Depreciation & amortization                                             101,960                 132,540
    Foreign currency transaction gain                                        74,086                  21,297
      Changes in operating assets and
        liabilities:
         Decrease (increase) in receivables                                  (1,525)                (22,980)
       Decrease (increase) in inventory & other assets                      (96,651)                121,809
         Increase (decrease) in accounts
             payable & accrued interest                                     352,068                 210,967
                                                                         ----------              ----------
Net cash (used) provided by operating activities                            (39,058)                  2,683


INVESTING ACTIVITIES
  Disposal (purchase) of property, equipment &
    intangibles                                                              10,303                 (36,010)
                                                                         ----------              ----------
Net cash used by investing activities                                        10,303                 (36,010)


Increase (decrease) in cash and cash
  equivalents                                                               (28,755)                (33,327)

Cash & cash equivalents at beginning
  of period                                                                  44,660                  42,973
                                                                         ----------              ----------
Cash & cash equivalents at end of period                                $    15,905             $     9,646
                                                                         ==========              ==========
  Interest paid                                                         $     2,112             $     2,450
                                                                         ==========              ==========
  Income taxes paid                                                     $      -                $      -
                                                                         ==========              ==========

             See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the three months ended June 30, 2000 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2000.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 37,521,442 and 35,963,729 outstanding during the three month period ended June 30, 2000 and 1999, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $6,200,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of June 30, 2000, funds are owed by the Company totaling $1,187,285 to the President of the Company and his affiliates. Of this amount, $892,684 represents draws and accrued interest upon the line of credit established by the President on behalf of the Company. As of March 31, 2000, the Company owed the President of $1,049,172. The president and a director of the subsidiary are owed $318,023 and $215,896 as of June 30, 2000 and March 31, 2000, respectively.

(5) FINANCING

On June 30, 2000, the Company closed on a financing agreement with Bank of America. The loan was funded in early July.

Forward-Looking Information

The Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of the Form 10-Q contain forward-looking information. The forward-looking information involves risks and uncertainties that are based on current expectations, estimates, and projections about the Company's business, management's beliefs and assumptions made by management. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates", and variations of such words and similar expressions are intended to identify such forward-looking information. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking information due to numerous factors, including, but not limited to, availability of financing for operations, successful performance of internal operations, impact of competition and other risks detailed below as well as those discussed elsewhere in this Form 10-QSB and from time to time in the Company's Securities and Exchange Commission filings and reports. In addition, general economic and market conditions and growth rates could affect such statements.

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

Quarter ended June 30, 2000 compared to the quarter ended June 30, 1999

The Company incurred a net loss of $468,996 in the first quarter of fiscal 2001compared to a loss of $460,950 for the same period in the previous fiscal year. Sales increased to $133,169 in the later period from $43,589 in the earlier period because of sales of Nuovinox dowels, sales that did not occur in the earlier period. The gross loss in the fiscal 2001 period was $133,360 and was $104,784 in the earlier period. Gross margins for both periods were essentially the same for both periods, but fixed costs of production, particularly increases in power, repairs and maintenance, resulted in the increased gross loss in the later period. Selling, general and administrative expenses decreased in the later period principally because of reduced staffing costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company does not engage in any hedging activities. In particular, the Company does not hedge its sales for currency fluctuations, and, accordingly, does not acquire market risk sensitive instruments. Over the last two fiscal years, market risks have been negligible because of the small amount of operations in which the Company has engaged.

The Company's primary market risk is anticipated to be a currency exchange rate risk and the Company does not, at the present time, anticipate engaging in management of that risk. For the next fiscal year, the Company's operations will be principally conducted in the United Kingdom with sales anticipated in the United States and Canada. In addition to currency market risk resulting from trade accounts receivable, the Company's loan with Bank of America is denominated in U.S. Dollars. The amounts available to the Company under the Bank of America loan agreement are principally based upon assets located in the United Kingdom, and a large increase in the value of the Dollar relative to the Pound could diminish the amounts that could be available under that loan agreement. A significant increase in the Pound relative to Dollar would make United States trade receivables worth less in the United Kingdom, decreasing profit margins for products produced in the United Kingdom and sold in the United States.

PART - II

Item 6. Exhibits and Reports on Form 8-K

    (a)      Exhibit 27 - Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

                                                 Stelax Industries, Ltd.


Dated: November __, 2000                         /s/ Harmon S. Hardy
                                                 -------------------------------
                                                 Harmon S. Hardy, President and
                                                 Principal Financial Officer