Form 10-Q
period 2000-09-30
STELAX INDUSTRIES LTD
filed 2000-11-21
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
       For the transition period from __________________ to ______________

Commission file number: 1-14219

                             Stelax Industries Ltd.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        British  Columbia                             None
---------------------------------------   -------------------------------------
(State  or  other   jurisdiction  of      (IRS Employer Identification No.)
incorporation  or organization)

  4004 Beltline Road, Suite 107, Dallas TX                   75244
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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                              Stelax Industries Ltd

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                   September 30,          March 31,
                                                                        2000              2000
                                                                      Unaudited
                                                                     -----------      ----------
CURRENT ASSETS:
       Cash and cash equivalents                                     $ 2,811,468     $    44,660
       Note Receivable                                                   141,480         141,480
       Inventory-Raw materials                                            61,111          10,283
         Work in process                                                   8,591          26,315
         Finished goods                                                  108,588         118,687
       Accounts Receivable-Trade, net (allowance for
         doubtful accounts at Sept. 30 and March 31,
         2000, $0 and $0, respectively)                                   89,349          62,447
       Prepaids and other current assets                                 269,674          81,529
                                                                      ----------      ----------

       Total Current Assets                                            3,490,261         485,401

PROPERTY & EQUIPMENT-AT COST:
       Plant & Machinery                                               9,338,619       9,290,878
       Building                                                          848,843         848,843
       Land                                                              270,136         270,136
                                                                      ----------      ----------
                                                                      10,457,598      10,409,857
       Accumulated Depreciation                                       (1,974,991)     (1,753,567)
                                                                      ----------      ----------

       Total Property & Equipment                                      8,482,607       8,656,290

INTANGIBLE ASSETS (accumulated amortization of
         $243,677 and $218,343 at Sept. 30 and
         March 31, 2000, respectively)                                   577,176         556,685

OTHER ASSETS                                                              48,503          29,450
                                                                      ----------      ----------

TOTAL ASSETS                                                        $ 12,598,547     $ 9,727,826
                                                                     ===========      ==========



                                   (Continued)
                       See notes to financial statements.

                              Stelax Industries Ltd

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)
                                   (Continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      September 30,       March 31,
                                                      2000                  2000
                                                      Unaudited
                                                      -----------         ----------

CURRENT LIABILITIES:
       Accounts payable                               $    910,892        $ 1,546,615
       Payable to related parties                          932,420          1,265,068
       Note payable--short term                          1,250,000                  -
                                                        ----------         ----------

       Total Current Liabilities                         3,093,312          2,811,683

NOTE PAYABLE--LONG TERM                                  3,670,833                  -

STOCKHOLDERS' EQUITY:
      Common stock - 50,000,000 shares
         authorized, no stated par value;
         issued and outstanding 37,521,442
         shares at Sept. 30 and March 31,
        2000, respectively.                             23,686,222         23,686,222
       Cumulative translation adjustments                  260,248            195,679
      Accumulated deficit                              (18,112,068)       (16,965,758)
                                                       ------------        ----------

       Total Stockholders' Equity                     $  5,834,402        $ 6,916,143
                                                       -----------         ----------

TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                           $ 12,598,547        $ 9,727,826
                                                      ============       ============



                       See notes to financial statements.

                              Stelax Industries Ltd

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited


                                                                 Three Months Ended                     Six Months Ended
                                                          ------------------------------------   ----------------------------------
                                                          September 30,       September 30,       September 30,      September 30,
                                                             2000               1999                2000                1999
                                                          ---------------     -------------       -------------      -------------
Sales                                                     $        55,824     $      49,854       $     188,993      $      93,443
Cost of sales                                                      85,274           209,865             351,803            358,238
                                                           --------------      ------------        ------------         ----------

Gross loss                                                        (29,450)         (160,011)           (162,810)          (264,795)

Selling, general and administrative expenses
  (including depreciation and amortization of
  $265,927 and $276,975 for the six months
  ending Sept. 30, 2000 and 1999, respectively)                   502,737           368,162             816,376            716,018
                                                           --------------      ------------        ------------         -----------


Loss from operations                                             (532,187)         (528,173)           (979,186)          (980,813)

Other income (expense):
  Interest income                                                  18,560                 -              18,560                  -
  Interest expense                                               (163,687)          (19,316)           (185,684)           (27,626)
                                                           --------------      ------------        ------------         -----------


Net loss                                                  $      (677,314)    $    (547,489)      $  (1,146,310)       $(1,008,439)
                                                           ==============      ============        ============         ===========



Weighted average shares of common stock                        37,521,442        35,989,691          37,521,442         35,976,781
                                                           ==============      ============        ============         ===========



Net loss per share                                        $        (0.02)     $      (0.02)       $      (0.03)        $    (0.03)
                                                           ==============      ============        ============         ===========




          See notes to financial statements.

                              Stelax Industries Ltd
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited

                                                                             Six Months Ended
                                                                     ------------------------------------
                                                                      September 30,        September 30,
                                                                         2000                   1999
                                                                     ----------------     ---------------
OPERATING ACTIVITIES
  Net loss                                                           $   (1,146,310)       $   (1,008,439)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
       Depreciation & amortization                                          265,927               276,975
       Foreign currency transaction gain (loss)                              64,569                (4,368)
      Changes in operating assets and liabilities:
         Decrease (increase) in receivables                                 (26,902)              (37,453)
          Decrease (increase) in inventory & other assets                  (249,372)               93,110
         Increase (decrease) in accounts
             payable & accrued interest                                    (968,370)              395,323
                                                                      -------------         -------------

Net cash (used) provided by operating activities                         (2,060,458)             (284,852)

INVESTING ACTIVITIES
  Purchase of property, equipment & intangibles                             (93,567)              (46,272)
                                                                      -------------         -------------

Net cash used by investing activities                                       (93,567)              (46,272)
FINANCING ACTIVITIES
  Convertible note payable issue                                                  -               318,914
  Note payable issue                                                      4,920,833                    -
                                                                      -------------         -------------
                                                                          4,920,833               318,914

Increase (decrease) in cash and cash
  equivalents                                                             2,766,808               (12,210)

Cash & cash equivalents at beginning
  of period                                                                  44,660                42,973
                                                                      -------------         -------------

Cash & cash equivalents at end of period                             $    2,811,468        $       30,763
                                                                      =============         =============

  Interest paid                                                      $        4,955        $        7,400
                                                                      =============         =============

  Income taxes paid                                                  $            -        $            -
                                                                      ==============        =============

               See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the six months ended September 30, 2000 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2000.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 37,521,442 and 35,976,781 outstanding during the six month period ended September 30, 2000 and 1999, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $6,200,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of September 30, 2000, funds are owed by the Company totaling $885,153 to the President of the Company and his affiliates. Of this amount, $692,904 represents draws and accrued interest upon the line of credit established by the President on behalf of the Company. As of March 31, 2000, the Company owed the President of $1,049,172. The president and a director of the subsidiary are owed $47,267 and $215,896 as of September 30, 2000 and March 31, 2000, respectively.

(5)  FINANCING

On June 30, 2000, the Company closed on a financing agreement with Bank of America. The loan was funded in early July. As part of the financing arrangement, Bank of America received 160,000 options on the Company's common stock.

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

Results of Operations

General

The Company's results of operations reflect the transition from dormant operations to fulfilling a backlog of orders. Beginning in the third quarter of the Company's current fiscal year, which ends December 31, 2000, the Company anticipates that its sales will start to increase. Recognition of these revenues can be subject to a variety of factors, particular since most of these sales will be to those contracting for sales to governmental agencies. These sales are subject to funding and the release of funds. Hence the timing of the release of these funds for sales could cause significant variation in revenues from quarter to quarter, with the variation of these revenues being sharper when the Company is smaller. Further, these contracts are large with the Company having a few large contracts rather than many small contracts. The effect of large contracts and any delay or acceleration in the funding or delivery under these contracts could result in significant variations in revenues from period to period.

Six months ended September 30, 2000 compared to the six months ended September 30, 1999

The Company incurred a net loss of $1,146,310 for the six months ended September 30, 2000 compared to a net loss of $1,008,439 for the comparable earlier period. The Company's gross loss decreased to $162,810 in the six month period ended September 30, 2000, down more than $100,000 from the $264,795 loss for the first six months of 1999. Sales, accordingly, more than doubled, from $93,443 in the first six months of the last fiscal year, to $188,993 in the current fiscal year. Cost of sales were flat in both periods, $358,238 in the first six months of 1999 and $351,803 for the first six months of 2000. Sales of Nuovinox products principally occurred in the first three months of fiscal 2001 with sales of Nuovinox products in the second quarter being delay due to a change over from dowels to rebar.

Selling general and administrative costs increased by approximately $100,000, to $816,376 for the six months ended September 30, 2000 from $716,018 for the six months ended September 30, 1999. The Company had reduced the number of administrative employees but the cost saving from this reduction was more than offset from professional fees that were incurred in the second quarter of the current fiscal year.

The Company incurred interest expense of $185,684 in the fist six months of the current fiscal year, principally reflecting the Bank of American financing. This increase is almost $150,000 more than the interest expense from the earlier comparable period.


Quarter ended September 30, 2000 compared to the quarter ended September 30, 1999.

The Company incurred a net loss of $677,314 in the second quarter of fiscal 2001compared to a loss of $547,489 for the same period in the previous fiscal year. Sales were essentially unchanged, $55,824 in the later period compared to $49,854 in the earlier period. Sales were flat because the Company changed its production in the second quarter from dowels to rebar. Cost of sales decreased in the later period primarily due to a rebate from the electric utility. The decrease in cost of sales in the second quarter of fiscal 2001 was offset by increased selling, general and administrative expenses because of increases in professional fees. Selling, general and administrative expenses were $368,162 for the three month period ended September 30, 1999 and were $502,737 for the three month period ended September 30, 2000. While increases in selling, general and administrative expenses were offset by decreases in costs of goods sold, interest expense of $163,687 in the later period accounts for most of the increase in net loss for the September 30, 2000 period when compared to the earlier period.

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

                                        Stelax Industries, Ltd.


Dated: November 23, 2000                /s/ Harmon S. Hardy
                                        -----------------------------------
                                        Harmon S. Hardy, President and
                                        Principal Financial Officer