Form 10-Q
period 2000-12-31
STELAX INDUSTRIES LTD
filed 2001-02-20
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                             Stelax Industries Ltd.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        British  Columbia                                    None
-------------------------------------------------------------------------------
(State  or  other   jurisdiction             (IRS Employer Identification No.)
of  incorporation  or  organization)

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

-------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of February 14, 2001: 39,021,442

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
                             Stelax Industries Ltd.

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                       December 31,          March 31,
                                                                           2000                2000
                                                                         unaudited
                                                                     ---------------    ----------------
CURRENT ASSETS:
   Cash                                                              $   1,643,425      $      44,660
   Note receivable                                                         141,480            141,480
   Inventory-Raw materials                                                   9,290             10,283
     Work in process                                                        42,761             26,315
     Finished goods                                                        152,165            118,687
   Accounts Receivable Trade (allowance for
     doubtful accounts at Dec. 31 and March 31,
     2000, $0 and $0, respectively                                          83,560             62,447
   Prepaids and other current assets                                        47,519             81,529
                                                                     ---------------    -------------
   Total Current Assets                                                  2,120,200            485,401

PROPERTY & EQUIPMENT-AT COST
   Plant & Machinery                                                     9,419,291          9,290,878
   Building                                                                848,843            848,843
   Land                                                                    270,136            270,136
                                                                     ---------------    -------------
                                                                        10,538,270         10,409,857
   Accumulated Depreciation                                             (2,097,214)        (1,753,567)
                                                                     -------------      -------------
   Total Property & Equipment                                            8,441,056          8,656,290

   INTANGIBLE ASSETS (accumulated amortization of
     $256,816 and $218,343 at Dec. 31 and
     March 31, 2000, respectively)                                         593,408            556,685

OTHER ASSETS                                                               267,181             29,450
                                                                     -------------      -------------

TOTAL ASSETS                                                         $  11,421,845      $   9,727,826
                                                                     =============      =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  $     797,746      $   1,546,615
   Payable to related parties                                              801,661          1,265,068
   Note payable--short term                                              1,250,000               -
                                                                      -------------      -------------
   Total Current Liabilities                                             2,849,407          2,811,683

NOTE PAYABLE--LONG TERM                                                  3,254,166               -

STOCKHOLDERS' EQUITY:
   Common Stock - 50,000,000 shares
     Authorized, no stated par value ;
     issued and outstanding 39,021,442 and
     37,521,442 shares at Dec. 31 and
      March 31, 2000, respectively                                      24,061,222         23,686,222
   Cumulative translation adjustments                                      280,280            195,679
   Accumulated deficit                                                 (19,023,230)      ( 16,965,758)
                                                                     -------------      -------------
   Total Stockholders' Equity                                            5,318,272          6,916,143
                                                                     -------------      -------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                              $  11,421,845      $   9,727,826
                                                                     =============      =============

                       See notes to financial statements.

                             Stelax Industries Ltd.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited

                                                     Three Months Ended                         Nine Months Ended
                                            ------------------------------------      -----------------------------------
                                             December 31,          December 31,        December 31,          December 31,
                                                 2000                  1999                2000                  1999
                                            --------------        --------------      -------------         -------------

Sales                                       $       39,029        $       (6,372)     $     228,022         $      87,071
Cost of sales                                      300,199               149,740            652,002              (507,978)
                                            --------------        --------------      -------------         -------------
Gross loss                                        (261,170)             (156,112)          (423,980)             (420,907)

Selling  general  and  administrative
 Expenses  (including   depreciation  and
 amortization of $424,602 and $407,613
 for the nine months ending
 Dec. 31, 2000 and 1999, respectively)             536,603               339,747          1,352,979             1,055,765
                                            --------------        --------------      -------------         -------------

Loss from operations                              (797,773)             (495,859)        (1,776,959)           (1,476,672)

Other income (expense):
   Interest income                                  36,913                  -                55,473                  -
   Interest expense                               (150,302)              (17,699)          (335,986)              (45,325)
                                            --------------        --------------      -------------         -------------

Net loss                                    $     (911,162)       $     (513,558)     $  (2,057,472)        $  (1,521,997)
                                            ==============        ==============      =============         =============

Weighted average shares of common stock         37,798,616            36,115,404         37,614,169            36,039,981
                                            ==============        ==============      =============         =============

Net loss per share                          $       (0.02)        $       (0.01)      $      (0.06)         $      (0.04)
                                            ==============        ==============      =============         =============


























                        See notes to financial statements

                             Stelax Industries Ltd.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited

                                                                                  Nine Months Ended
                                                                       -----------------------------------------
                                                                          December 31,            December 31,
                                                                              2000                    1999
                                                                       -----------------       -----------------

OPERATING ACTIVITIES
   Net loss                                                            $    (2,057,472)        $    (1,521,997)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation & amortization                                               424,602                 407,613
     Foreign currency transaction gain (loss)                                   84,601                  (2,574)
     Changes in operating assets and liabilities:
       Decrease (increase) in receivables                                      (21,113)                (11,013)
       Decrease (increase) in inventory & other assets                        (295,134)                 48,721
       Increase (decrease) in accounts
         payable & accrued interest                                         (1,212,276)                678,832
                                                                       ---------------         ---------------

Net cash (used) provided by operating activities                            (3,076,792)               (400,418)


INVESTING ACTIVITIES
   Purchase of property, equipment & intangibles                              (203,609)                (53,171)
                                                                       ---------------         ---------------

Net cash used by investing activities                                         (203,609)                (53,171)


FINANCING ACTIVITIES
   Note payable issue/conversion                                             4,504,166                 359,203
   Common stock issue                                                          375,000                  64,392
                                                                       ---------------         ---------------

Net cash provided by financing activities                                    4,879,166                 423,595


Increase (decrease) in cash and cash equivalents                             1,598,765                 (29,994)
Cash & cash equivalents at beginning of period                                  44,660                  42,973
                                                                       ---------------         ---------------

Cash & cash equivalents at end of period                               $     1,643,425         $        12,979
                                                                       ===============         ===============
   Interest paid                                                       $       241,739         $          -
                                                                       ===============         ===============
Income taxes paid                                                      $          -            $          -
                                                                       ===============         ===============















                        See notes to financial statements

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1) INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the nine months ended December 31, 2000 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2000.

(2) LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 37,614,169 and 36,039,981 outstanding during the nine month period ended December 31, 2000 and 1999, respectively.

(3) INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $6,200,000 for the U.K.

(4) RELATED PARTY TRANSACTIONS

As of December 31, 2000, funds are owed by the Company totaling $607,885 to the President of the Company and his affiliates. Of this amount, $379,348 represents draws and accrued interest upon the line of credit established by the President on behalf of the Company. As of March 31, 2000, the Company owed the President of $1,049,172. The president and a director of the subsidiary are owed $193,776 and $215,896 as of December 31, 2000 and March 31, 2000, respectively.

On December 15, 2000, the President of the Company and an affiliate and the president of the subsidiary converted part of the debt owed to each into common stock of the Company. The conversion resulted in new shares of 1,500,000 and debt reduction of $375,000.

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

In fiscal 1999 the cash loss of approximately $2,640,000 was principally funded through the liquidation of current assets. Between March 31, 1998, and March 31, 1999, the Company's cash position decreased from $852,892 to $42,973, receivables decreased from $597,426 to $19,505 and inventories decreased from $948,093 to $195,663, a reduction in current assets of $2,140,271. The amount of the cash loss that was funded through the liquidation of current assets as well as some increases in property were funded through sales of common stock that netted $726,670.

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

Results of Operations

General

The Company's results of operations reflect the transition from dormant operations to fulfilling a backlog of orders. Beginning in the fourth quarter of the Company's current fiscal year, which ends March 31, 2001, the Company anticipates that its sales will start to increase. Recognition of these revenues can be subject to a variety of factors, particular since most of these sales will be to those contracting for sales to governmental agencies. These sales are subject to funding and the release of funds. Hence the timing of the release of these funds for sales could cause significant variation in revenues from quarter to quarter, with the variation of these revenues being sharper when the Company is smaller. Further, these contracts are large with the Company having a few large contracts rather than many small contracts. The effect of large contracts and any delay or acceleration in the funding or delivery under these contracts could result in significant variations in revenues from period to period.

Nine months ended December 31, 2000 compared to the nine months ended December 31, 1999

The Company incurred a net loss of $2,057,472 for the nine months ended December 31, 2000 compared to a net loss of $1,521,997 for the comparable earlier period. The Company's gross loss was essentially unchanged between the periods with a gross loss of $423,980 in 2000 and $420,907 in 1999. Sales increased to $228,022 in the first nine months of fiscal 2001 from $87,071 in the first nine months of the last fiscal year. Cost of sales increased to $652,002 in fiscal 2001 from $507,978 in the earlier period reflecting increased sales in fiscal 2001. Sales of Nuovinox products principally occurred in the first three months of fiscal 2001 with sales of Nuovinox products in the second and third quarters being delayed due to a change over from dowels to rebar, the timing of orders and some inefficiencies in production.

Selling general and administrative costs increased by approximately $300,000, to $1,352,979 for the nine months ended December 31, 2000 from $1,055,765 for the nine months ended December 31, 1999. The Company had reduced the number of administrative employees in the later period but the cost saving from this reduction was more than offset from professional fees that were incurred in the second and third quarters of the current fiscal year as well as some increased staffing occurring in anticipation of increased business activity.

The Company incurred interest expense of $335,986 in the fist nine months of the current fiscal year, principally reflecting the Bank of America financing.


Quarter ended December 31, 2000 compared to the quarter ended December 31,1999.

The Company incurred a net loss of $911,162 in the third quarter of fiscal 2001compared to a net loss of $513,558 for the same period in the previous fiscal year. Sales were essentially unchanged, $39,029 in the later period reflecting some revenue from the Nuovinox product compared to negative sales in the earlier period due the to the planned conversion to the Nuovinox product and the cessation of other production and sales activities. Sales were flat because the Company changed its production in the second quarter from dowels to rebar. Selling, general and administrative expenses were $536,603 for the three month period ended December 31, 2000 and were $339,747 for the three month period ended December 31, 1999, reflecting professional fees and some increased staffing levels.

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

None

                                   SIGNATURES

 Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

 Stelax Industries, Ltd.


Dated: February 19, 2001                   /s/ Harmon S. Hardy
                                           -------------------
                                           Harmon S. Hardy, President and
                                           Principal Financial Officer