Form 10-K
period 2001-03-31
STELAX INDUSTRIES LTD
filed 2001-07-17
CIK 847541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
          (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2001 or

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
Yes X    No
   -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 12, 2001 was approximately $21,413,122. At March 31, 2001 there were 39,240,175 shares of common stock outstanding.

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

In July 1996, the Registrant sold 10,800,000 shares of Common Stock, raising $10,831,000. Approximately $1,100,000 of the proceeds were used to liquidate outstanding mortgages on the Aberneath property. As part of this financing, the Registrant's Common Stock began trading on the Le Nouveau Marche of the Paris Stock Exchange.

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

In the first quarter of fiscal 2001, the Registrant began having orders for the Nuovinox product, and in July, 2000, the Registrant obtained financing from Bank of America so that the Registrant could fulfill those orders. This financing provided $5,000,000 of a term loan, $500,000 of receivable financing and $250,000 inventory financing. While the Registrant made some shipments in fiscal 2001, the registrant expended resources on new mill tooling, completing a finishing line and improving Nuovinox metallurgical properties and product quality. The Company anticipates increasing the commercial quantities of Nuovinox in the second quarter of fiscal 2002

The Registrant's principal executive offices are located at 4004 Beltline Rd., Suite 107, Dallas, Texas 75244, and its telephone number is (972) 233-6041. Unless otherwise required by the context, the term "Company" as used herein shall mean the Registrant and Stelax (U.K.). The Registrant changed its name from ZFAX Image Corp. to its present name in May 1996.

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

During the year ended March 31, 1999, the Company produced limited quantities of Nuovinox for use by potential customers in their testing and evaluation of the product. During the year ended March 31, 2001, the Company sold limited quantities of its Nuovinox product.

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

Customers and Distribution

During the 2000 and 2001 fiscal years, the Company distributed its Nuovinox and abrasive products through its direct marketing efforts. Over the last several years, the Registrant has developed contacts with United States and Federal and State transportation authorizations, confirming the utility of Nuovinox for highways and bridges.

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

Economic conditions among end-users of steel products may result in cyclical downturns in business, even in markets expected to expand over the long term. Until a wide range of different products used in varying sections is produced by the Company, such downturns may have a significant impact on the Company's revenues.

Nuovinox is a new product that has been extensively tested. During the 2001 fiscal year, the Company has received various commitments for the use of the product. Further product acceptance may be affected by pricing and the other variables beyond the Company's control. Management of the Company is not aware of any product other than pure stainless steel that competes directly with Nuovinox.

Currency Fluctuations

It is anticipated that the Company's expenses and sales will be denominated in several currencies, including major European currencies, the US Dollar and the Yen. As a result the Company's operating income and cash flow will be significantly exposed to currency fluctuations. Management intends to monitor the Company's exposure to currency risks, and, as appropriate, use financial forward or other instruments to minimize the effect of these fluctuations. No such instruments were held as of March 31, 2001 and there can be no assurance that the Company would be able to obtain such instruments. However, there can be no assurance that exchange rate fluctuations will not have an adverse effect on the Company's results of operations or financial condition.

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

Employees

As of July 16, 2001, the Company had 51 employees or independent contractors working for the Company. The Company anticipates increasing the number of employees in the 2001 fiscal year as the Company expands production at the Aberneath Facility.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Registrant's Common Stock is quoted on the NASDAQ Bulletin Board System. The Registrant's Common Stock in the United States trades under the symbol "STAX". They represent inter-dealer prices and do not represent actual transactions. The range of the closing high and low bid and prices as quoted on the NASDAQ Bulletin Board from April 1, 1999 through March 31, 2001 is as follows:

                                                Bid                                             Ask
       Fiscal 2000                      High               Low                      High               Low
       -----------                      ----               ---                     -----               ---

       First Quarter                    1.125              0.6875                    1.18              0.73
       Second Quarter                   0.80               0.53                      0.84              0.60
       Third Quarter                    0.84               0.55                      0.87              0.62
       Fourth Quarter                   2.68               0.61                      2.69              0.65

       Fiscal 2001

       First Quarter                    1.6875             0.875                     1.8125            0.98
       Second Quarter                   1.25               0.35                      1.375             0.38
       Third Quarter                    0.65               0.30                      0.70              0.35
       Fourth Quarter                   0.505              0.28                      0.54              0.35


The Registrant's Common Stock is also quoted on the Le Nouveau Marche of the Paris Stock Exchange. Trading on the Le Nouveau Marche commenced July 11, 1996.

Holders

As of June 15, 2001, there were approximately 200 holders of record of the Registrant's Common Stock.

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

         Capital gains income generally is taxed at a maximum tax rate of 28%. An individual's capital losses are still allowed in full against capital gains. In addition, capital losses are allowed against up to $3,000 of ordinary income, and the excess of net long-term capital loss over net short-term capital gain is allowed in full for this purpose.

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

ITEM 6.  SELECTED FINANCIAL DATA

The table below sets forth certain financial data for the Company for its fiscal years ended March 31, 2001 to 1997. and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                              YEARS ENDED MARCH 31,
                                                     2001            2000           1999           1998           1997
Sales                                             $    304,377  $     136,191   $    251,025   $  1,728,657   $   733,600
Gross Loss                                            (716,832)      (657,930)    (1,121,224)    (2,725,973)   (1,070,225)
Net Loss                                            (2,902,573)    (2,279,926)    (3,150,498)    (4,691,161)   (2,108,789)
Total Assets                                        10,470,398      9,727,826     10,065,688     12,636,869    16,756,767
Long Term Obligations                                2,916,666        -               -             -              -
Total Liabilities                                    5,932,635      2,811,683      1,663,437      2,110,615     1,161,793
Common Stock Outstanding at year end                39,240,175     37,521,442     35,963,729     31,869,285    31,869,285
Net Loss per share                                $      (0.10) $       (0.06)  $      (0.10)  $      (0.15)  $     (0.07)



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

2001 versus 2000

The Company incurred a net loss of $2,902,573 in fiscal 2001 compared to a net loss of $2,279,926 in fiscal 2000. The principal increases in expenses that contributed to this loss were an increase of interest expense to $465,032 from $90,785 and an increase in Selling general and administrative expenses to $1,813,549 from $1,531,930. The Company's gross loss increased approximately $60,000 in fiscal 2001 from $657,930 in the previous fiscal year.

The Company's credit facility from Bank of America became available in the first quarter of fiscal 2001 but production of Nuovinox did not occur in any quantity until the second quarter of fiscal 2001. This production was not, however, large, reflecting the need for further developments in the manufacturing processes and technical developments in the Nuovinox product.. The Company also experienced some inefficiencies in production that arose from the first efforts at production on a large scale. Accordingly, while revenues rose to $304,377 in fiscal 2001 from $136,191 in fiscal 2000, fiscal 2001's revenues do not reflect a significant level of production.

Nonetheless, the cost of sales for fiscal 2001 do reflect the staffing and other costs that are required to engage in production of Nuovinox on a large scale. Accordingly, cost of sales in fiscal 2001 increased to $1,021,209 from $794,121 in fiscal 2000, more than offsetting the increase in revenues in fiscal 2001 of $168,186 from the previous year.

2000 versus 1999

The Company incurred a gross loss of $657,930 in fiscal 2000 compared to a gross loss of $1,121,224 in fiscal 1999. The decline reflects a lower volume of sales and reduction in production personnel due to the suspension of sales of solid stainless steel in fiscal 1998. Fiscal 2000's revenues of $136,191 reflect sales of the Company's abrasive products.

Excluding depreciation and amortization of $538,673 in fiscal 2000 and $506,050 in fiscal 1999, general and administrative expenses declined to $992,538 in fiscal 2000 from $1,520,461 in fiscal 1999, a decline of 34.6%. The decline reflects a decrease in corporate staffing pending sales of Nuovinox.

Liquidity and Capital Resources

Since fiscal 1998 the Company has had to fund substantial losses as the Company determined to cease sale of stainless steel and develop the market for its Nuovinox products. In fiscal 1999 the Company incurred a loss of $3,150,498 and in fiscal 2000 incurred a loss of $2,279,926. These losses continued in fiscal 2001 when the Company incurred a loss of $2,902,573. Because the Company incurs a substantial amount of depreciation and amortization, $506,050 in fiscal 1999 $538,673 in fiscal 2000, and $555,231 in fiscal 2001, the cash losses for fiscal 1999, 2000 and 2001 were approximately $2,640,000, $1,740,000 and $2,450,000, respectively.

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

In fiscal 2001, cash losses were funded through a line of credit.

Total equity at the end of fiscal 1999 was $8,402,251 and at the end of fiscal 2000 was $6,916,143. At the end of both fiscal 1999 and 2000, the Company had no long-term debt.

In fiscal 1999 and 2000 the Company developed the market for its Nuovinox product, much of which involved extensive testing for United States federal and state transportation authorities to demonstrate the utility of the Nuovinox product in bridges and highways. By the end of fiscal 2000, this process was sufficiently complete to begin sales. With the Company's plant facilities unencumbered, in July 2000 the Company's United States subsidiary entered into a Loan and Security Agreement with Bank of America Commercial Finance Corporation (the "Loan Agreement") whereby the Company obtained a Term Loan as well as Revolving Credit and Credit Accommodations. The maximum amount that can be borrowed under the Loan Agreement is $5,750,000.

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

The proceeds from the term loan were used to fund operational losses to extent necessary to cover the start up period for Nuovinox sales and to finance inventory and receivables to the extent that the Company will need funds in excess of borrowing under the Term Loan for inventory and receivables.

Because of the losses incurred in fiscal 2001, at March 31, 2001, the Company was in technical default under the Loan Agreement. During the first quarter of fiscal 2002, the Company's operations were funded by sales of securities and sales of product. The Company anticipates that commencing in the second quarter of fiscal 2002, production and delivery rates will be sufficient to fund operations and service debt.

Nonetheless, the Company's audit report is qualified because of the concern over the Company's ability to continue as a going concern.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The directors and executive officers of the Company as of March 31, 2000 are as follows:

Name and Age               Position                      Served In Office Since

Harmon S. Hardy, 72        Chairman of the                             1987
                           Board, President
                           and Chief Financial Officer

Ruben Grubner, 45          Director                                    1995

William D. Alexander, 52   Director                                    1996


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

The Company believes all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with through March 31, 2001, except that the directors failed to file timely reports regarding the grant of stock options.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation to the Company's chief executive officer at March 31, 2000 for services rendered during the fiscal years ended March 31, 2001, 2000, and 1999. The table includes for the same periods those individuals receiving in excess of $100,000 per year.

                             Annual Compensation (1)
                                                                                     Stock          All Other
                                                                                    Options         Compensa-
           Name              Year       Salary           Bonus         Other       (Shares)           tion
-------------------------  --------- ------------   -------------    -----------  ------------   ------------
Harmon S. Hardy              2001     $   144,000     $     -        $    -              -       $     9,000  (2)
Chariman of the              2000     $   144,000     $     -        $    -              -       $     9,000  (2)
   Board of Directors,       1999     $    72,000     $     -        $    -              -       $     9,000  (2)
   President and Chief
   Financial Officer

A. Cacace                    2001     $   133,805     $     -        $    -              -       $     6,226  (4)
Managing Director            2000     $   145,800     $     -        $    -              -       $     -
   Of Stelax U.K.            1999     $   145,800     $     -        $    -              -       $     -


  (1) The compensation described in the table does not include the cost to the Company of benefits furnished to certain officers, including premiums for health insurance, and other personal benefits provided to such individuals that are extended in connection with the conduct of the Company's business. No executive officer named above received other compensation in excess of the lesser of $50,000 or 10% of such officer's salary and bonus compensation.
  (2)    Includes a monthly car allowance which has been accrued but not paid.
  (3) Mr. Cacace's salary was paid in Pounds Sterling and converted at the rate of 1.4085 pounds per Dollar. Of $133,805 salary, $66,197 was accrued but not paid.
  (4)    Includes employment insurance.

2001 Option Grants

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2001, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) each of the executive officers of the Company;
(iii) each director of the Company; and (iv) all officers and directors as a group:

                                                                            Shares of Common
                                                                           Stock Beneficially           Percentage
Name and Address of Beneficial Owner (1)                                          Owned                  of Class
---------------------------------------------------                   --------------------------     ----------------
Harmon S. Hardy, Jr.
   4004 Belt Line Road, Suite 107
   Dallas, TX 75244                                                             8,350,000        (2)          21.3%

Ruben Grubner                                                                     100,000        (3)           *

William D. Alexander                                                              200,000        (4)           *

All Officers and Directors as a Group                                           8,650,000                     22.0%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 2000 and 1999, the Company owed an aggregate of $1,049,172 and $135,643, respectively, to Mr. Hardy, the Company's President, and to his affiliates. These amounts are payable on demand. Effective January 12, 1999, Mr. Hardy began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% per annum. The Company granted 600,000 warrants to purchase common stock of the Company at $0.30 per shares as consideration of the credit line. In fiscal year 2000, the line of credit was extended to $1,200,000 at the same interest rate, and the Company granted Mr. Hardy a warrant to purchase an additional 600,000 shares of common stock for $0.50 per share. The warrants may be exercised for a period of five years from the date of the grant. At March 31, 2001 and 2000, $406,928 and $795,920 of the total owed to Mr. Hardy represented draws on the line of credit and interest.

At March 31, 2001 and 2000, the Company owed to Mr. Hardy personally $209,194 and $215,896, respectively.

On January 1, 1999, and again on December 15, 2000, Mr. Hardy and the President of a subsidiary converted debt owed to each into common stock of the Company. The conversion resulted in the Company issuing 1,125,000 and 1,500,000 shares of common stock being issued in exchange for $225,000 and $375,000 of debt, respectively. The exchange ratio was at current market price of the common stock.

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

10(c)    Agreement relating to the land and buildings at Wern Works,
             Briton Ferry Neath by and between Maritime Transport
             Services Limited and ZX(UK) Limited (c/k/a Stelax (U.K.)
             Limited)                                                         b

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

10(e)    Agreement dated November 13, 1995 by and between
             Maritime Transport Services Limited and ZX(UK) Limited
             (c/k/a Stelax (U.K.) Limited)                                    b

10(f)    Chattel Mortgage dated November 13, 1995 by and between
             ZX(UK) Limited and Camborne Industries PLC (c/k/a Stelax
             (U.K.) Limited)                                                  b

10(g)    Patent Mortgage dated November 13, 1995 by and
             between ZX(UK) Limited and Camborne Industries PLC (c/k/a
             Stelax (U.K.) Limited)                                           b

10(h)    Trademarks Mortgage dated November 13, 1995 by and between
             ZX(UK) Limited and Camborne Industries PLC (c/k/a Stelax
             (U.K.) Limited)                                                  b

21(a)    Subsidiaries of the Company

             Stelax (U.K.) Limited, a United Kingdom subsidiary
             Stelax USA, Inc., a Delaware corporation


         *Filed herewith

         a. Incorporated by reference from the Form S-18 Registration Statement, as amended (No. 33-27667-FW), for the Company.

         b. Incorporated by reference from the Form 8-K dated November 7, 1995.

(c)      Reports on Form 8-K.
                  No reports on Form 8-K were filed during the last fiscal quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 16, 2001                                         STELAX INDUSTRIES, LTD.



                              /s/Harmon S. Hardy, Jr.
                              -----------------------
                              By:      Harmon S. Hardy, Jr.
                              President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on July 16, 2001.



                NAME                                        OFFICE



 /s/ Harmon S. Hardy, Jr.
------------------------------------------
Harmon S. Hardy, Jr.                            President and Chief Financial
(Principal Executive and Financial Officer)     Officer



 /s/ Ruben Grubner
------------------------------------------
Ruben Grubner                                   Director



 /s/ William D. Alexander
------------------------------------------
William D. Alexander                            Director

[DELOITTE & TOUCHE LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Stelax Industries Ltd
British Columbia, Canada


We have audited the accompanying consolidated balance sheet of Stelax Industries Ltd and subsidiary as of March 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stelax Industries Ltd and subsidiary as of March 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, at March 31, 2001, the Company was not in compliance with certain covenants of its long-term loan agreement. The Company is attempting to renegotiate the terms and covenants of the loan agreement and also is seeking other sources of long-term financing. The Company's difficulties in meeting its loan agreement covenants and financing needs, its recurring losses from operations, and its negative working capital position discussed in Note Iraise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DELOITTE & TOUCHE

DELOITTE & TOUCHE
Chartered Accountants
Cardiff, UK

Date July 16, 2001
                                      F-1

                             STELAX INDUSTRIES LTD.
                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States Dollars)

                                     ASSETS
                                                                                        March 31              March 31
                                                                                        2001                    2000
CURRENT ASSETS                                                                      -------------         -------------
   Cash and cash equivalents                                                        $     800,696         $      44,660
   Note Receivable                                                                        141,480               141,480
   Accounts Receivable - Trade, net (allowance for doubtful
     accounts at March 31, 2001 and 2000 $0 and $0, respectively)                         111,981                62,447
   Inventory - Raw materials                                                               23,851                10,283
     Work in process                                                                       35,128                26,315
     Finished goods                                                                       121,530               118,687
Prepaids and other current assets                                                          45,690                81,529
                                                                                     ------------          ------------
   Total Current Assets                                                                 1,280,356               485,401

PROPERTY & EQUIPMENT - AT COST:
   Plant & Machinery                                                                    9,489,345             9,290,878
   Building                                                                               848,843               848,843
   Land                                                                                   270,136               270,136
                                                                                     ------------          ------------
                                                                                       10,608,324            10,409,857
   Accumulated Depreciation                                                            (2,186,221)           (1,753,567)
                                                                                     ------------          ------------
   Total Property and Equipment                                                         8,422,103             8,656,290

INTANGIBLE ASSETS (Patents)
   (accumulated amortization of $276,556 and
   $218,343 at March 31, 2001 & 2000, respectively)                                       566,135               556,685

OTHER ASSETS                                                                              201,804                29,450
                                                                                     ------------          ------------
TOTAL ASSETS                                                                        $  10,470,398         $   9,727,826
                                                                                    =============         =============
                                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                 $     767,707             1,546,615
   Payable to related parties                                                             960,328             1,265,068
   Accrued interest                                                                        37,934                  -
   Note payable - short term                                                            4,166,666                  -
                                                                                     ------------          ------------
   Total Current Liabilities                                                            5,932,635             2,811,683

COMMITMENTS & CONTINGENCIES                                                                  -                     -

STOCKHOLDERS' EQUITY:
   Common Stock - 50,000,000 shares authorized, no stated par value; issued and outstanding 39,240,175 and 37,521,442 shares
     at March 31, 2001 and 2000, respectively                                          24,183,962            23,686,222
   Cumulative translation adjustments                                                     222,132               195,679
   Accumulated deficit                                                                (19,868,331)          (16,965,758)
                                                                                     ------------          ------------
   Total Stockholders' Equity                                                       $   4,537,763         $   6,916,143
                                                                                     ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $  10,470,398         $   9,727,826
                                                                                    =============         =============

                 See notes to consolidated financial statements.
                                      F-2

                             STELAX INDUSTRIES LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States Dollars)

                                                                  Year Ended
                                                -----------------------------------------------
                                                 March 31,         March 31,        March 31,
                                                   2001              2000             1999
                                                ------------    -------------     -------------

Sales                                          $     304,377    $     136,191     $     251,025
Cost of sales                                      1,021,209          749,121         1,372,249
                                               -------------    -------------     -------------
Gross loss                                          (716,832)        (657,930)       (1,121,224)

Selling general and administrative
   expenses (including depreciation and
   amortization of $555,231, $538,673
   and $506,050 for the years ended
   March 31, 2001, 2000 and 1999,
   respectively)                                   1,813,549        1,531,211         2,026,511
                                               -------------    -------------     -------------
Loss from operations                              (2,530,381)      (2,189,141)       (3,147,735)

Other income (expense):
   Interest income                                    92,840           -                 16,498
   Interest expense                                 (465,032)         (90,785)          (19,261)
                                               -------------    -------------     -------------
Net loss                                       $  (2,902,573)   $  (2,279,926)    $  (3,150,498)
                                               =============    =============     =============
Weighted average shares of
  Common Stock                                    37,993,516       36,267,505        32,771,146
                                               =============    =============     =============
Net loss per share                                 $   (0.08)       $   (0.06)         $ (0.10)



















                 See notes to consolidated financial statements.
                                      F-3

                             STELAX INDUSTRIES LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States Dollars)

                                                                  Year Ended
                                              ---------------------------------------------------
                                                 March 31,         March 31,        March 31,
                                                   2001              2000             1999
                                               -------------    -------------     -------------
OPERATING ACTIVITIES
   Net loss                                    $  (2,902,573)   $  (2,279,926)    $  (3,150,498)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
       Depreciation & amortization                   555,231          538,673           506,050
       Allowance for doubtful accounts                  -                -              (93,593)
       Foreign currency transaction
         gain (loss)                                  26,453           (7,185)          (37,637)
       Changes in operating assets and
         liabilities:
         Decrease (increase) in receivables          (49,534)         (42,942)          671,514
         Decrease (increase) in inventory &
           other assets                             (226,103)           1,263           930,105
         Increase (decrease) in accounts
           payable & accrued interest             (1,045,714)       1,148,246          (251,196)
                                               -------------    -------------     -------------
Net cash (used) in
   operating activities                           (3,642,240)        (641,871)       (1,425,255)

INVESTING ACTIVITIES
   Purchase of property,
     equipment & intangibles                        (266,130)        (157,445)         (111,334)
                                               -------------    -------------     -------------
Net cash used by investing activities               (266,130)        (157,445)         (111,334)

FINANCING ACTIVITIES:
   Convertible note payable issue/repayment          375,000             -             (195,982)
   Net proceeds from Common Stock                    122,740          801,003           922,652
   Note payable issue                              4,166,666             -                 -
                                               -------------    -------------     -------------
Net cash provided by financing activities          4,664,406          801,003           726,670
                                               -------------    -------------     -------------
Increase (decrease) in cash and
   cash equivalents                                  756,036            1,687          (809,919)

Cash & cash equivalents at beginning
   of year                                            44,660           42,973           852,892
                                               -------------    -------------     -------------
Cash & cash equivalents at end of year         $     800,696    $      44,660     $      42,973
                                               =============    =============     =============
 Interest paid                                 $     372,098    $      31,034     $      19,261
                                               =============    =============     =============
Income taxes paid                                       -                -                 -
                                               =============    =============     =============

                 See notes to consolidated financial statements.

                             STELAX INDUSTRIES LTD.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (Presented in United States Dollars)


                                                      Common Stock                                                        Total
                                                ---------------------       Accumulated    Translation                 Comprehensive
                                                Shares         Amount          Deficit      Adjustments     Total         Income
                                                ----------  -----------    -------------  ------------- -------------   ------------

BALANCE  at April 1, 1998                       31,869,285  $21,821,087    $ (11,535,334) $   240,501   $  10,526,254   $      -

Common Stock issued during the period:
   $.23 to $1.00 per share for note
     payable conversion                            447,444      195,982             -            -            195,982          -
   $.20 per share for related party payable      1,125,000      225,000             -            -            225,000          -
   $.20 to $.40 per share                          900,000      252,000             -            -            252,000          -
   $.20 to $.50 per share for option exercise    1,622,000      391,150             -            -            391,150          -
Foreign currency translation adjustment               -            -                -         (37,637)        (37,637)      (37,637)
Net loss                                              -            -          (3,150,498)        -         (3,150,498)   (3,150,498)
                                                ----------  -----------    -------------  -----------   -------------   ------------
BALANCE at March 31, 1999                       33,963,729  $22,885,219    $ (14,685,832) $   202,864   $   8,402,251   $(3,188,135)

Common Stock issued during the period:
   $.51 to $.56 per share for note
     payable conversion                            725,000      354,453             -            -            354,453
-
   $.55 to $1.25 per share                         257,713      187,800             -            -            187,800
-
   $.30 to $.95 per share for option exercise      575,000      258,750             -            -            258,750
-
Foreign currency translation adjustment               -            -                -          (7,185)         (7,185)       (7,185)
Net loss                                              -            -          (2,279,926)        -         (2,279,926)   (2,279,926)
                                                ----------  -----------    -------------  -----------   -------------   ------------
BALANCE at March 31, 2000                       37,521,442  $23,686,222    $ (16,965,758) $   195,679   $   6,916,143   $(2,287,111)

Common Stock issued during the period:
   $.25 per share for related party note
     payable conversion                          1,500,000      375,000             -            -            375,000          -
   $.30 per share                                   82,733       24,820             -            -             24,820          -
Stock for compensation $.72 per share              136,000       97,920             -            -             97,920          -
Foreign currency translation adjustment               -            -                -          26,453          26,453        26,453
Net loss                                              -            -          (2,902,573)        -         (2,902,573)   (2,902,573)
                                                ----------  -----------    -------------  -----------   -------------   ------------
                                                39,240,175  $24,183,962    $ (19,868,331) $   222,132   $   4,537,763   $(2,876,120)
                                                ==========  ===========    =============  ===========   =============   ===========









                 See notes to consolidated financial statements.

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

On July 11, 1995, the Company incorporated Stelax (U.K.) Limited ("Stelax") as a wholly owned subsidiary in the United Kingdom to acquire certain assets of a steel mill in West Glamorgan, Wales and establish operations in the stainless steel manufacturing business. The financial statements for the years ended March 31, 2001, 2000, and 1999 include the accounts of the Company and its U.K. subsidiary. The operating loss of this subsidiary was $2,223,244, $2,080,970, and $2,779,555, for the years ended March 31, 2001, 2000, and 1999 and it had identifiable assets of $9,362,218 and $9,526,408 at March 31, 2001 and 2000. All significant intercompany balances and transactions have been eliminated.

The Company's consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (US
GAAP).

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

RESEARCH AND DEVELOPMENT

Research and development expenses are charged to operations as incurred. There were no Research and development costs for the years ended March 31, 2001, 2000 and 1999.

START UP EXPENSES

All expenses incurred in connection with the start up of the steel mill have been expensed as incurred. Expenses incurred in relation to the commissioning of the planetary mill are capitalized as assets.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

OTHER ASSETS

Other assets consist primarily of the capitalized costs of financing and is being amortized over the life of the loan.

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

FOREIGN CURRENCY TRANSLATION

In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," exchange adjustments resulting from foreign currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected in accumulated other comprehensive income (loss). The cumulative currency translation loss as of March 31, 2001 was $222,132 . Gains and losses on foreign currency transactions for the fiscal years ended March 31, 2001 and March 31, 2000 resulted in net foreign currency gains/(losses) of $26,453 and $(7,185) respectively.

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

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


DERIVATIVE INSTRUMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000, although early adoption is encouraged. The Company has completed its assessment of adopting this statement and concluded it does not have any items meeting the definition of a derivative.

REVENUE RECOGNITION

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. SAB 101 requires companies to report any changes in revenue recognition as cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion 20, "Accounting Changes." The Company's policy is to recognize revenue upon receipt and acceptance by the customer.

B.       RELATED PARTY TRANSACTIONS

As of March 31, 2001 and 2000, funds were due to the President and his affiliates totaling $751,134 and $1,049,172 respectively. These amounts are payable on demand. Effective January 12, 1999, the President of the Company began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% and 600,000 warrants to purchase Common Stock of the Company at $.30 a share were issued as consideration of such credit line. In fiscal year 2000, the line of credit was extended to $1,200,000 at the same interest rate. An additional 600,000 warrants were issued at $.50 a share. The warrants are valid for five (5) years. At March 31, 2001 and 2000, $406,928 and $795,920 of the total owed to the President represented draws on the line of credit and accrued interest.

At March 31, 2001 and 2000, the Company owed the President of the subsidiary $209,194 and $215,896.

On January 1, 1999 and again on December 15, 2000, the President of the Company and the President of the subsidiary converted debt owed to each into Common Stock of the Company. The conversion resulted in 1,125,000 and 1,500,000 common shares being issued in exchange for $225,000 and $375,000 of debt, respectively. The exchange ratio was at current market price of the Common Stock.

A receivable of $141,480 exists from employees and contractors of the Company. There is no stated interest and no set repayment terms.

C.       MAJOR CUSTOMER INFORMATION

One customer accounted for approximately 50% and another accounted for approximately 25% of new sales in fiscal 2001. In fiscal 2000 one customer accounted for approximately 80% of net sales.

D.       MAJOR SUPPLIERS' INFORMATION

The Company purchased inventory from two suppliers during the fiscal year ended March 31, 2001 accounting for 23% and 19% of total inventory purchases respectively. As of March 31, 2001 the Company had $0 and $0 respectively in amounts owed to these suppliers included in accounts payable. The same supplier accounted for 43% and 36% of total inventory purchased in 2000.
                                      F-8

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)

E        OPTIONS

The Company has granted stock options to certain directors, officers, employees, investors and consultants to purchase shares of the Company's Common Stock under a non-qualified plan. Additional options were issued in fiscal year 2001 at prices ranging from $.50 to $.85 per share, which either approximates or exceeds fair market value at date of grant. The options are valid for three to five years. Certain options previously granted totaling 1,375,000 have had the expiration date extended. The extended option period does not exceed four years.

A summary of the stock option transactions follows:


                                                                                                   WEIGHTED
                                                                                                   AVERAGE
                                                  NUMBER            EXERCISE PRICE            EXERCISE PRICE
                                                 OF SHARES             PER SHARE                 PER SHARE


Options outstanding March 31, 1999               5,640,000
Issued                                           2,040,000             $0.50-$1.10                $     0.642
Exercised                                         (575,000)
                                                 ---------
Options outstanding March 31,2000                7,105,000
Issued                                             225,000             $0.50-$0.85                $     0.811
                                                   -------
Options outstanding March 31,2001                7,330,000
                                                 =========

Stock options are exercisable from date of grant until expiry date which range from January 2002 to January 2005.

The Company accounts for its share options in accordance with Accounting Principles Board Opinion No. 25 under which the compensation cost is recognized based on the difference, if any, between the appraised fair value of the company's stock at the time of option grant and the amount the employee must pay to acquire the stock.

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


                                            2001                  2000               1999
Risk free interest rate                        5.12%                 6.91%              5.23%
Expected term                                2-5 years            2-5 years          2-5 years
Volatility                                      102%                   109%               97%
Weighted average fair value per share
for options granted during the year         $     0.90            $   0.49           $  0.35

                                      F-9

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)

Had compensation costs for the Company's plan been recorded, the Company's net loss and earnings per share would have been as indicated below:

                                               2001                  2000             1999
Net loss            as reported           $  2,902,573         $  2,279,926     $   3,150,498
                    pro forma             $  4,155,287         $  3,269,729     $   4,331,026

Loss per share      as reported           $      0.08          $      0.06      $       0.10
                    pro forma             $      0.11          $      0.09      $       0.13

F.       COMMITMENTS AND CONTINGENCIES

The Company occupies corporate office space in Dallas, Texas on a month to month lease, after completing a long term lease. Rent expense for fiscal year 2001 was $17,714.

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


                                     2001                         2000
                                   --------                     -----------
Deferred tax assets                $446,510                     $ 500,716
Valuation allowance                (446,510)                     (500,716)
Net deferred-tax asset             $   --                            --
                                   ========                     =========
The valuation allowance was decreased by $54,206 and $81,251 during the fiscal years ended March 31, 2001 and 2000, respectively. Given the loss making position of the Company, it is uncertain whether losses could be utilized in the foreseeable future and therefore no benefit for deferred tax has been taken.

H.       STOCKHOLDERS' EQUITY

Shares reserved for future issuance include 7,330,000 shares for stock options. From time to time, the directors may declare and authorize payments of dividends to the stockholders of record. To date, no dividends have been declared or paid.

The Company sold convertible notes payable in previous fiscal years, of which the balance of $195,982 was converted by March 31, 1999 for an additional 447,444 common shares. During fiscal year 2000, convertible notes payable were sold and converted for a net proceeds of $354,453 and resulted in 725,000 shares being issued.

Additional funds of $252,000 were raised in fiscal year 1999 by selling 900,000 common shares at current market prices ranging from $.20 to $.40 a share. Options on Common Stock totaling 1,622,000 were exercised in fiscal year 1999. Option price was $.10 a share and the exercise occurred when current market price ranged from $.20 to $.50 a share. The Company is financing 90% of the exercise price on 1,572,000 shares. The note balance at March 31, 2001 and 2000 is $141,480.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


During fiscal year 2001 and 2000, 832,713 and 257,713 Common Stock shares were sold for either cash or services totaling $446,550 and $187,800, respectively.

In fiscal year 2001, related parties converted debt owed of $375,000 into common shares of 1,500,000.

In fiscal year 1999, Common Stock options totaling 3,915,000 were issued at $.30 to $1.00 per share. In fiscal year 2000, Common Stock options totaling 2,040,000 were issued at $.50 to $1.10 per share. During fiscal year 2000, 575,000 Common Stock options were exercised resulting in $258,750 in cash. In fiscal year 2001, 225,000 Common Stock options were issued at $.50 to $.85 per share.

I.       LOSSES FROM OPERATIONS AND CASH FLOW REQUIREMENTS

The Company meets its day to day working capital requirements through its cash reserves and management of working capital. Although production and deliveries are just in the last few weeks developing a momentum of their own, with daily production rates exceeding break-even, the Directors recognize a short term need for continued financial support from financial institutions to achieve a cash-positive state in the next few months. Based on the order backlog, improving product yields and the encouraging build-up in production levels, the Directors are confident that the Company is a going concern. They are also cognizant of the shortfall in their profit performance covenant agreed with the Company's lending bank.

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

K.       BANK FINANCING

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

The term loan is repaid monthly and is amortized over a 48 month period, bearing interest at prime rate plus 2.25%. The inventory and accounts loans mature 36 months after the date of the agreement and bear interest, payable monthly, at prime rate plus 2.25%. The balance of the loan at March 31, 2001 is $4,166,666 and is considered to be due in 2002, however, the bank has not informed the Company it will pursue this short-term option.
                                      F-11

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


In connection with the Loan Agreement the Company granted a warrant to Bank of America Commercial Finance Corporation to purchase up to 160,000 shares of Common Stock.


L.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2001              Revenues          Net Loss         Net Loss Per Share

March             $ 76,355          $845,101          $.02
December            39,029           911,162           .02
September           55,824           677,314           .02
June               133,169           468,996           .01

2000

March             $ 49,120          $757,929          $.02
December            (6,372)          513,558           .01
September           49,854           547,489           .02
June                43,589           460,950           .01