Form 10-Q
period 2001-06-30
STELAX INDUSTRIES LTD
filed 2001-08-21
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended June 30, 2001

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 39,434,775

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
                             Stelax Industries Ltd.

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                         June 30,            March 31,
                                                                           2001                2001
                                                                         unaudited
                                                                     ---------------    ----------------
CURRENT ASSETS:
   Cash                                                              $     211,763      $     800,696
   Note receivable                                                         141,480            141,480
   Inventory-Raw materials                                                  46,946             23,851
     Work in process                                                        23,438             35,128
     Finished goods                                                         52,965            121,530
   Accounts Receivable-Trade, net (allowance for
     doubtful accounts at June 30 and March 31,
     2001, $0 and $0, respectively)                                        256,188            111,981
   Prepaids and other current assets                                        29,371             45,690
                                                                     -------------      -------------
   Total Current Assets                                                    762,151          1,280,356

PROPERTY & EQUIPMENT-AT COST:
   Plant and Machinery                                                   9,497,547          9,489,345
   Building                                                                848,843            848,843
   Land                                                                    270,136            270,136
                                                                     -------------      -------------
                                                                        10,616,526         10,608,324
   Accumulated Depreciation                                             (2,302,928)        (2,186,221)
                                                                     -------------      -------------
   Total Property and Equipment                                          8,313,598          8,422,103

   INTANGIBLE ASSETS (accumulated amortization of
     $299,311 and $276,556 at June 30 and
     March 31, 2001, respectively)                                         543,380            556,135

OTHER ASSETS                                                               182,478            201,804
                                                                     -------------      -------------

TOTAL ASSETS                                                         $   9,801,607      $  10,470,398
                                                                     =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                  $     732,092      $     767,707
   Payable to related parties                                            1,353,414            960,328
   Accrued interest                                                         29,840             37,934
   Note payable--short term                                              3,854,166          4,166,666
                                                                     -------------      -------------
   Total Current Liabilities                                             5,969,512          5,932,635

STOCKHOLDERS' EQUITY:
   Common Stock - 50,000,000 shares
        Authorized, no stated par value ;
        issued and outstanding 39,434,775 and 39,240,175 shares
        at June 30 and March 31, 2001, respectively                     24,269,342         24,183,962
   Cumulative translation adjustments                                      215,852            222,132
   Accumulated deficit                                                 (20,653,099)       (19,868,331)
                                                                     -------------      -------------
   Total Stockholders' Equity                                            3,822,095          4,537,763
                                                                     -------------      -------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                              $   9,801,607      $  10,470,398
                                                                     =============      =============

                       See notes to financial statements.

                             Stelax Industries Ltd.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited

                                                                               Three Months Ended
                                                                       -----------------------------------
                                                                         June 30,              June 30,
                                                                           2001                  2000
                                                                       -------------         -------------

Sales                                                                  $     266,497         $     133,169
Cost of sales                                                                492,977               266,529
                                                                       -------------         -------------
Gross loss                                                                  (226,480)             (133,360)

Selling general and administrative
   Expenses (including depreciation
   and amortization of $160,048 and
   $126,858 for the period ended
   June 30, 2001 and 2000, respectively)                                     452,912               313,639
                                                                       -------------         -------------

Loss from operations                                                        (679,392)             (446,999)

Other income (expense):
   Interest income                                                             1,589                  -
   Interest expense                                                         (106,965)              (21,997)
                                                                       -------------         --------------

Net loss                                                               $    (784,768)        $    (468,996)
                                                                       =============         =============

Weighted average shares of common stock                                   39,299,280            37,521,442
                                                                       =============         =============

Net loss per share                                                     $      (0.02)         $      (0.01)
                                                                       =============         =============






























                        See notes to financial statements

                             Stelax Industries Ltd.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited


                                                                                 Three Months Ended
                                                                       -----------------------------------------
                                                                            June 30,                June 30,
                                                                              2001                    2000
                                                                       -----------------       -----------------

OPERATING ACTIVITIES
   Net loss                                                            $      (784,768)        $      (468,996)
   Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation and amortization                                             160,048                 101,960
     Foreign currency transaction gain (loss)                                   (6,280)                (74,086)
     Changes in operating assets and liabilities:
       Decrease (increase) in receivables                                     (144,206)                 (1,525)
       Decrease (increase) in inventory and other assets                        72,218                 (96,651)
       Increase (decrease) in accounts
         payable and accrued interest                                          349,377                 352,068
                                                                       ---------------         ---------------

Net cash (used) provided by operating activities                              (353,611)                (39,058)


INVESTING ACTIVITIES
   Disposal (purchase) of property,
     equipment and intangibles                                                  (8,202)                 10,303
                                                                       ---------------         ---------------

Net cash used by investing activities                                           (8,202)                 10,303


FINANCING ACTIVITIES
   Note payable issue (repayment)                                             (312,500)                   -
   Net proceeds from Common Stock                                               85,380                    -
                                                                       ---------------         ---------------

Net cash provided by (used in) financing activities                           (227,120)                   -


Increase (decrease) in cash and cash equivalents                              (588,933)                (28,755)
Cash and cash equivalents at beginning of period                               800,696                  44,660
                                                                       ---------------         ---------------

Cash and cash equivalents at end of period                             $       211,763         $        15,905
                                                                       ===============         ===============
   Interest paid                                                       $          -            $         2,112
                                                                       ===============         ===============
Income taxes paid                                                      $          -            $          -
                                                                       ===============         ===============
















                        See notes to financial statements

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the three months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2001.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 39,299,280 and 37,521,442 outstanding during the three month period ended June 30, 2001 and 2000, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $6,200,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of June 30, 2001, funds are owed by the Company totaling $1,113,614 to the President of the Company and his affiliates. As of March 31, 2001, the Company owed the President of $751,134. The president and a director of the subsidiary are owed $239,800 and $209,194 as of June 30, 2001 and March 31, 2001,
respectively.

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

General

For the fiscal years ended March 31, 1999, and March 31, 2000, the Company developed the market for its Nuovinox product, a product that clads rebar with stainless steel. Much of this product development involved extensive testing to determine the product's utility for use in highways and bridges. This testing occurred principally in the United States for federal and state transportation authorities. By March 31, 2000, this testing process was completed sufficiently to commence sales, and the Company's assets were, at that time, unencumbered.

In July 2000, the Company's United States subsidiary entered into a loan and security agreement with Banc of America Commercial Finance Corporation (the "Loan Agreement") whereby the Company obtained a term loan as well as a revolving credit and credit accommodation. The maximum amount that can be borrowed under the Loan Agreement is $5,750,000.

The Company shipped some product prior to entering into the Loan Agreement, but the proceeds of the Loan Agreement were used to refine production processes so that the Company could begin volume productions.

Quarter ended June 30, 2001, compared to quarter ended June 30, 2000

The Company's revenues increased to $266,497 in the later quarter compared to revenues of $133,169 in the earlier period. The Company's revenues for the quarter ended June 30, 2001, reflect the first successful volume production of the Nuovinox product. Revenues in each of the quarters since June 30, 2000, have been significantly below $100,000, and revenues for fiscal 2001, which ended March 31, 2001, were approximately $300,000. The revenues for the quarter ended June 30, 2001, reflect the Company's ability to produce Nuovinox successfully to meet demand for the product.

Nonetheless, the Company lost $784,768 in the first quarter of fiscal 2002. Revenues only began to occur in the later part of the quarter. Consequently, labor costs and other fixed costs that the Company had in place throughout the quarter were absorbed by a small relatively small amounts of revenue. General and administrative expenses increased significantly as the Company began to staff to levels required to support full production. Finally, the Company incurred significant interest expense of approximately $106,000 in the June 30, 2001, quarter, essentially interest expense on the Loan Agreement.

Liquidity and Capital Resources

The proceeds from the Loan Agreement have been used to fund operational losses to extent necessary to cover the start up period for Nuovinox sales and to finance inventory and receivables to the extent that the Company need funds in excess of borrowing under the Loan Agreement for inventory and receivables.

However, by the end of fiscal 2001 on March 31, 2001, the Company had used the maximum amount available under the Loan Agreement. The Company anticipates that commencing in the second quarter of fiscal 2002, production and delivery rates will be sufficient to fund operations and service debt. The Company is seeking additional equity funding, nonetheless, to make certain that operations are adequately supported.

Because of the losses incurred in fiscal 2001, at March 31, 2001, the Company was in technical default under the Loan Agreement. During the first quarter of fiscal 2002, the Company's operations were funded by sales of securities and sales of product.

The Company's audit report for the fiscal year ended March 31, 2001, is qualified because of the concern over the Company's ability to continue as a going concern.

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

 Stelax Industries, Ltd.


Dated: August 20, 2001                          /s/ Harmon S. Hardy
                                                -------------------
                                                Harmon S. Hardy, President and
                                                Principal Financial Officer