Form 10-Q
period 2001-09-30
STELAX INDUSTRIES LTD
filed 2001-11-21
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 42,647,775

                         PART I - FINANCIAL INFORMATION
               Item 1. Financial Statements.Stelax Industries Ltd

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                 September 30,        March 31,
                                                                     2001               2001
                                                                   Unaudited
                                                                -------------       -------------

CURRENT ASSETS:
     Cash and cash equivalents                                    $    45,327         $   800,696
     Note Receivable                                                  141,480             141,480
     Inventory-Raw materials                                           77,380              23,851
       Work in process                                                 28,151              35,128
       Finished goods                                                  22,698             121,530
     Accounts Receivable-Trade, net (allowance for
       doubtful accounts at  Sept. 30 and March 31,
       2001, $0 and $0, respectively)                                 137,942             111,981
     Prepaids and other current assets                                 16,636              45,690
                                                                  -----------         -----------

     Total Current Assets                                             469,614           1,280,356

PROPERTY & EQUIPMENT-AT COST:
     Plant & Machinery                                              9,503,024           9,489,345
     Building                                                         848,843             848,843
     Land                                                             270,136             270,136
                                                                  -----------         -----------
                                                                   10,622,003          10,608,324
     Accumulated Depreciation                                      (2,429,471)         (2,186,221)
                                                                  -----------         -----------
     Total Property & Equipment                                     8,192,532           8,422,103

INTANGIBLE ASSETS (accumulated amortization
     Of $323,983 and $276,556 at Sept. 30 and
     March 31, 2001, respectively)                                    518,708             566,135

OTHER ASSETS                                                          162,569             201,804
                                                                  -----------         -----------

TOTAL ASSETS                                                      $ 9,343,423         $10,470,398
                                                                  ===========         ===========















                        See notes to financial statements

                              Stelax Industries Ltd

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 September 30,        March 31,
                                                                     2001               2001
                                                                   Unaudited
                                                              ---------------       -------------

CURRENT LIABILITIES:
     Accounts payable                                           $ 1,226,512          $    767,707
     Payable to related parties                                     794,342               960,328
     Accrued interest                                                53,225                37,934
     Note payable--short term                                     1,250,000             1,250,000
                                                                -----------          -------------

     Total Current Liabilities                                    3,324,079             3,015,969

NOTE PAYABLE--LONG TERM                                           2,395,833             2,916,666

STOCKHOLDERS' EQUITY:
     Common stock - 50,000,000 shares
       authorized, no stated par value;
       issued and outstanding 42,674,775
       & 39,240,175 shares at Sept. 30
       & March 31, 2001, respectively.                           25,107,342            24,183,962
     Cumulative translation adjustments                             210,990               222,132
     Accumulated deficit                                        (21,694,821)          (19,868,331)
                                                                -----------          -------------
     Total Stockholders' Equity                                 $ 3,623,511            $4,537,763
                                                                -----------          -------------

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                       $ 9,343,423          $ 10,470,398
                                                                ===========          =============






















                        See notes to financial statements
                                       2

                              Stelax Industries Ltd

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited


                                                                              Six Months Ended
                                                                     -----------------------------------
                                                                       September 30,       September 30,
                                                                           2001              2000
                                                                     ---------------    ----------------
OPERATING ACTIVITIES
  Net loss                                                             $(1,826,490)     $(1,146,310)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
     Depreciation & amortization                                           290,867          265,927
     Foreign currency transaction gain (loss)                              (11,142)          64,569
     Changes in operating assets and
       liabilities:
     Decrease (increase) in receivables                                    (25,961)         (26,902)
     Decrease (increase) in inventory & other assets                       120,569         (249,372)
     Increase (decrease) in accounts
       payable & accrued interest                                          308,110         (968,370)
                                                                       -----------      -----------

Net cash (used) provided by operating activities                        (1,144,237)      (2,060,458)


INVESTING ACTIVITIES
     Purchase of property, equipment & intangibles                         (13,679)         (93,567)
                                                                       -----------      -----------
Net cash used by investing activities                                      (13,679)         (93,567)


FINANCING ACTIVITIES
     Common stock issue                                                    923,380           ------
     Convertible note payable issue                                    -----------           ------
  Note payable issue (payment)                                            (520,833)       4,920,833
                                                                       -----------      -----------
                                                                           402,547        4,920,833


Increase (decrease) in cash and cash
     equivalents                                                          (755,369)       2,766,808

Cash & cash equivalents at beginning
     of period                                                             800,696           44,660
                                                                       -----------      -----------

Cash & cash equivalents at end of period                               $    45,327      $ 2,811,468
                                                                       ===========      ===========

Interest paid                                                          $   124,513      $     4,955
                                                                       ===========      ===========

Income taxes paid                                                      $------          $------
                                                                       ===========      ===========



                       See notes to financial statements.

                              Stelax Industries Ltd

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited


                                              Three Months Ended                Six Months Ended
                                        ---------------------------------    -----------------------------
                                           September 30,    September 30,     September 30,    September 30,
                                                       -
                                               2001             2000              2001             2000
                                        ---------------     -------------    -------------    -------------

Sales                                     $   266,338       $    55,824      $   532,835       $   188,993
Cost of sales                                 650,584            85,274        1,143,561           351,803
                                          -----------       -----------      -----------       -----------
Gross loss                                   (384,246)          (29,450)        (610,726)         (162,810)

Selling, general and administrative
     Expenses (including depreciation
     and amortization of $290,867
     and $265,927 for the six months
     ending Sept. 30, 2001 and 2000,
     respectively)                            560,590           502,737        1,013,502           816,376
                                          -----------       -----------      -----------       -----------

Loss from operations                         (944,836)         (532,187)      (1,624,228)         (979,186)

Other income (expense):
     Interest income                              914            18,560            2,503            18,560
     Interest expense                         (97,800)         (163,687)        (204,765)         (185,684)
                                          -----------       -----------      -----------       -----------

Net loss                                  $(1,041,722)      $  (677,314)     $(1,826,490)      $(1,146,310)
                                          ===========       ===========      ===========       ===========


Weighted average shares of
     common stock                          39,693,036        37,521,442       39,497,234        37,521,442
                                          ===========       ===========      ===========       ===========



Net loss per share                        $(0.03)           $(0.02)          $(0.05)           $(0.03)
                                          ===========       ===========      ===========       ===========


















                       See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the six months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2001.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 39,497,234 and 37,521,442 outstanding during the six month period ended September 30, 2001 and 2000, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $6,200,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of September 30, 2001, funds are owed by the Company totaling $734,441 to the President of the Company and his affiliates. As of March 31, 2001, the Company owed the President $751,134. The president and a director of the subsidiary are owed $59,901 and $209,194 as of September 30, 2001 and March 31, 2001,
respectively. During the quarter ending September 30, 2001, the President of the Company and his affiliate and the president of the subsidiary converted debt owed to each into common stock of the Company. The group exchanged $775,000 of debt for 3,100,000 shares of the Company.

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

Six months ended September 30, 2001, compared to six months ended June 30, 2000

The Company's revenues increased to $532,835 in the later period compared to revenues of $188,993 in the earlier period. The Company's revenues for the six months ended September 30, 2001, reflect the first successful volume production of the Nuovinox product. Revenues in each of the quarters since June 30, 2000, to the end of fiscal 2001, which ended March 31, 2001, have been significantly below $100,000, and revenues for fiscal 2001 were approximately $300,000. The revenues for the six month period ended September 30, 2001, reflect the Company's ability to produce Nuovinox successfully to meet demand for the product.

Nonetheless, the Company lost $1,826,490 in the first six months of fiscal 2002. Revenues only began to occur in the later part of the quarter. Consequently, labor costs and other fixed costs that the Company had in place throughout the quarter were absorbed by relatively small amounts of revenue. General and administrative expenses increased significantly as the Company began to staff to levels required to support full production. Finally, the Company incurred significant interest expense of approximately in the June first six months of fiscal 2002, essentially interest expense on the Loan Agreement.

Production of Nuovinox was limited in the second quarter 2002 because the Company lacked financial resources to meet demand.

Liquidity and Capital Resources

The proceeds from the Loan Agreement have been used to fund operational losses to extent necessary to cover the start up period for Nuovinox sales and to finance inventory and receivables to the extent that the Company need funds in excess of borrowing under the Loan Agreement for inventory and receivables.

However, by the end of fiscal 2001 on March 31, 2001, the Company had used the maximum amount available under the Loan Agreement. The Company has had to reduce staffing and limit production in the second quarter of fiscal 2002 due principally to the unavailability of capital to expand production and meet demand.. The Company is seeking additional equity funding, nonetheless, to make certain that operations are adequately supported.

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

On October 30, 2001, the Company announced that it had entered a letter of intent with Mitsubishi International Corporation to form a joint venture in the development and distribution of the Nuovinox line of products. Under the terms of the letter of intent Mitsubishi would provide global distribution of Stelax's existing products and its to be developed product lines and aid in the establishment of manufacturing facilities in the U. S. and elsewhere in the world. Mitsubishi would also assist in general and strategic planning for the growth and development of Stelax and its product lines.

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

 Stelax Industries, Ltd.


Dated: Novmber 21, 2001                      /s/ Harmon S. Hardy
                                             -------------------
                                             Harmon S. Hardy, President and
                                             Principal Financial Officer