Form 10-Q
period 2001-12-31
STELAX INDUSTRIES LTD
filed 2002-02-20
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________________ to ______________

Commission file number: 1-14219

                             Stelax Industries Ltd.
        (Exact name of small business issuer as specified in its charter)

British  Columbia                                         None
 (State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

4004     Beltline Road, Suite 107, Dallas TX                    75244
(Address of principal executive offices)                      (Zip Code)

                                 (972) 233-6041
                         (Registrant's telephone number)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2001: 42,772,775

                         PART I - FINANCIAL INFORMATION
               Item 1. Financial Statements.Stelax Industries Ltd

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                 December 31,         March 31,
                                                                     2001               2001
                                                                   Unaudited

CURRENT ASSETS:
     Cash and cash equivalents                                  $      15,075       $     800,696
     Note Receivable                                                  141,480             141,480
     Inventory-Raw materials                                           98,125              23,851
       Work in process                                                 14,693              35,128
       Finished goods                                                  30,607             121,530
     Accounts Receivable-Trade, net (allowance for
       doubtful accounts at  Dec. 31 and March 31,
       2001, $0 and $0, respectively)                                  76,802             111,981
     Prepaids and other current assets                                  9,839              45,690
                                                                -------------       -------------
     Total Current Assets                                             386,621           1,280,356

PROPERTY & EQUIPMENT-AT COST:
     Plant & Machinery                                              9,503,575           9,489,345
     Building                                                         848,843             848,843
     Land                                                             270,136             270,136
                                                                -------------       -------------
                                                                   10,622,554          10,608,324
     Accumulated Depreciation                                      (2,546,172)         (2,186,221)
                                                                -------------       -------------
     Total Property & Equipment                                     8,076,382           8,422,103

INTANGIBLE ASSETS (accumulated amortization
     Of $346,736 and $276,556 at Dec. 31 and
     March 31, 2001, respectively)                                    503,225             566,135

OTHER ASSETS                                                          131,405             201,804
                                                                -------------       -------------
TOTAL ASSETS                                                    $   9,097,633       $  10,470,398
                                                                =============       =============










                        See notes to financial statements

                              Stelax Industries Ltd

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 December 31,         March 31,
                                                                     2001               2001
                                                                   Unaudited
                                                                -------------        ----------
CURRENT LIABILITIES:
     Accounts payable                                         $   1,569,662         $     767,707
     Payable to related parties                                     835,990               960,328
     Accrued interest                                                71,763                37,934
     Note payable--short term                                     3,645,833             1,250,000
                                                              -------------         -------------
     Total Current Liabilities                                    6,123,248             3,015,969

NOTE PAYABLE--LONG TERM                                                   -             2,916,666

STOCKHOLDERS' EQUITY:
     Common stock - 50,000,000 shares
       authorized, no stated par value;
       issued and outstanding 42,772,775
       & 39,240,175 shares at Dec 31
       & March 31, 2001, respectively.                           25,182,717            24,183,962
     Cumulative translation adjustments                             208,609               222,132
     Accumulated deficit                                        (22,416,941)          (19,868,331)
                                                              -------------         -------------
     Total Stockholders' Equity                               $   2,974,385         $   4,537,763
                                                              -------------         -------------
TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                     $   9,097,633         $  10,470,398
                                                              =============         =============

















                        See notes to financial statements

                              Stelax Industries Ltd

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited


                                                                              Nine Months Ended
                                                                      ------------------------------
                                                                       December 31,     December 31,
                                                                           2001              2000
                                                                      --------------    ----------------
OPERATING ACTIVITIES
  Net loss                                                           $    (2,548,610)   $     (2,057,472)
  Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
     Depreciation & amortization                                             491,888             424,602
     Foreign currency transaction gain (loss)                                (12,931)             84,601
     Changes in operating assets and
       liabilities:
     Decrease (increase) in receivables                                       35,179             (21,113)
     Decrease (increase) in inventory & other assets                          74,272            (295,134)
     Increase (decrease) in accounts
       payable & accrued interest                                            711,446          (1,212,276)
                                                                     ---------------    ----------------
Net cash (used) provided by operating activities                          (1,248,756)         (3,076,792)


INVESTING ACTIVITIES
     Purchase of property, equipment & intangibles                           (14,787)           (203,609)
                                                                     ---------------    ----------------
Net cash used by investing activities                                        (14,787)           (203,609)


FINANCING ACTIVITIES
     Common stock issue                                                      998,755             375,000
     Note payable issue (payment)                                           (520,833)          4,504,166
                                                                     ---------------    ----------------
                                                                             477,922           4,879,166


Increase (decrease) in cash and cash
     equivalents                                                            (785,621)          1,598,765

Cash & cash equivalents at beginning
     of period                                                               800,696              44,660
                                                                     ---------------    ----------------
Cash & cash equivalents at end of period                             $        15,075    $      1,643,425
                                                                     ===============    ================
Interest paid                                                        $       230,270    $        241,739
                                                                     ===============    ================
Income taxes paid                                                    $             -    $              -
                                                                     ===============    ================


                       See notes to financial statements.

                              Stelax Industries Ltd

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited


                                              Three Months Ended                     NineMonths Ended
                                        -------------------------------      ------------------------------
                                           December 31,     December 31,      December 31,     December 31,
                                               2001             2000              2001           2000
                                        --------------      ------------     ------------    --------------
Sales                                   $      35,007       $    39,029      $   567,842     $     228,022
Cost of sales                                 192,880           300,199        1,336,441           652,002
                                        -------------       -----------      -----------     -------------
Gross loss                                   (157,873)         (261,170)        (768,599)         (423,980)

Selling, general and administrative
     Expenses (including depreciation
     and amortization of $491,888
     and $424,602 for the nine months
     ending Dec. 31, 2001 and 2000,
     respectively)                            465,756           536,603        1,479,258         1,352,979
                                        -------------       -----------      -----------     -------------
Loss from operations                         (623,629)         (797,773)      (2,247,857)       (1,776,959)

Other income (expense):
     Interest income                                -            36,913            2,503            55,473
     Interest expense                         (98,491)         (150,302)        (303,256)         (335,986)
                                        -------------       -----------      -----------     -------------
Net loss                                $    (722,120)      $  (911,162)     $(2,548,610)    $  (2,057,472)
                                        =============       ===========      ===========     =============

Weighted average shares of
     common stock                          42,750,492        37,798,616       42,140,061        37,614,169
                                        =============       ===========      ===========     =============


Net loss per share                            $(0.02)           $(0.02)          $(0.06)           $(0.06)
                                        ============        ==========       ==========      ============














                       See notes to financial statements.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the nine months ended December 30, 2001 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2001.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 42,140,061 and 37,521,442 outstanding during the nine month period ended December 31, 2001, and 2000, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $6,200,000 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of December 31, 2001, funds are owed by the Company totaling $931,391 to the President of the Company and his affiliates. As of March 31, 2001, the Company owed the President $751,134. The president and a director of the subsidiary are owed $92,919 and $209,194 as of December 31, 2001 and March 31, 2001,
respectively.

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

The Company shipped some product prior to entering into the Loan Agreement, but the proceeds of the Loan Agreement were used to refine production processes so that the Company could begin volume productions. However, despite having a significant market for the product, the Company has been unable to achieve efficient volumes with the its current capital resources. Without additional capital, the company lacks the financial resources to fund inventory and receivables as well as invest in people and equipment that would make its processes economically efficient.

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

Nine months ended December 31, 2001, compared to nine months ended December 31, 2000

The Company's revenues increased to $657,842 in the later period compared to revenues of $228,022 in the earlier period. Revenues had only begun to occur in the later part of the first quarter. Consequently, labor costs and other fixed costs that the Company had in place throughout the quarter were absorbed by relatively small amounts of revenue. General and administrative expenses increased significantly as the Company began to staff to levels required to support full production. Finally, the Company incurred significant interest expense of $303,256 in the first nine months of fiscal 2002, essentially interest expense on the Loan Agreement.

Liquidity and Capital Resources

The proceeds from the Loan Agreement have been used to fund operational losses to extent necessary to cover the start up period for Nuovinox sales and to finance inventory and receivables to the extent that the Company needs funds in excess of borrowing under the Loan Agreement for inventory and receivables.

However, by the end of fiscal 2001 on March 31, 2001, the Company had used the maximum amount available under the Loan Agreement. The Company has had to reduce staffing and limit production in the second quarter of fiscal 2002 due principally to the unavailability of capital to expand production and meet demand. The Company is seeking additional equity funding, nonetheless, to make certain that operations are adequately supported.

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

Stelax Industries, Ltd.


Dated: February 20, 2002                         /s/ Harmon S. Hardy
                                                 -------------------
                                                 Harmon S. Hardy, President and
                                                 Principal Financial Officer