Form 10-K
period 2002-03-31
STELAX INDUSTRIES LTD
filed 2002-08-26
CIK 847541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
         (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2002 or

         ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________.

                             STELAX INDUSTRIES LTD.
             (Exact name of registrant as specified in its charter)
                         Commission file number 0-18052

British Columbia, Canada                                 None
------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                   Identification No.)

4287-A Beltline Road, # 105, Addison, Texas               75001
------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:   (972) 233-6041

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 12, 2001 was approximately $21,413,122. At March 31, 2002 there were 43,184,775 shares of common stock outstanding.

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

In the first quarter of fiscal 2001, the Registrant began receiving orders for the Nuovinox product, In July 2000, with its assets unencumbered, the Registrant obtained financing from Bank of America so that the Registrant could fulfill those orders. This financing provided $5,000,000 of a term loan, $500,000 of receivable financing and $250,000 inventory financing. Bank of America subsequently assigned this obligation to Wells Fargo. While the Registrant made some shipments in fiscal 2001, the registrant expended resources on new mill tooling, completing a finishing line and improving Nuovinox metallurgical properties and product quality.

The Registrant's U.K. subsidiary commenced quantity production in the quarter ended June 2001 but was unable to increase production for sufficiently large volumes to obtain profitability or service debt. In March 2002 the Registrant's U.K. subsidiary was placed into receivership and the receiver acquired the assets of the U.K. subsidiary, and the assets were subsequently transferred to Wells Fargo Business Credit, Inc. The Registrant's operations thus ceased.

The Registrant has entered into a letter of intent with Wells Fargo Business Credit, Inc. to acquire for $1,750,000 all of the assets formerly owned by the U.K. subsidiary off Wells Fargo Business Credit Inc. The letter of intent also contemplates granting to Wells Fargo Business Credit Inc. a warrant to purchase 500,000 shares of the Registrant's Common Stock. The Registrant anticipates entering in the near future into a formal agreement to fund the reacquisition of these assets and obtain operating capital and commence production soon thereafter.

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

During the year ended March 31, 2000, the Company produced limited quantities of Nuovinox for use by potential customers in their testing and evaluation of the product. During the fiscal year ended March 31, 2001, the Company sold limited quantities of its Nuovinox product. Some production occurred in the fiscal year ended on March 31, 2002 but the Company had depleted its capital resources which ultimately resulted in a receiver acquiring the Aberneath facility which was subsequently sold to Wells Fargo Business Credit, Inc.

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

Customers and Distribution

During the 2000, 2001 and 2002 fiscal years, the Company distributed its Nuovinox and abrasive products through its direct marketing efforts. Over the last several years, the Registrant has developed contacts with United States and Federal and State transportation authorizations, confirming the utility of Nuovinox for highways and bridges.

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

Employees

As of August 15, 2002, the Company had 4 employees or independent contractors working for the Company. The Company anticipates increasing the number of employees in the 2003 fiscal year as the Company expands production at the Aberneath Facility.

ITEM 2.  PROPERTIES

The Company's principal executive offices in the United States are located 4287-A Beltline Road, # 105, Addison, Texas 75001 and are occupied pursuant to a month to month lease. Until acquired by a receiver in March 2002 the Company owned the land and buildings comprising the Aberneath Facility in Wales, United Kingdom. See Item 1. Business - The Aberneath Facility. The Company has a letter of intent with the purchaser from the receiver, Wells Fargo Business Credit, Inc., to reacquire the facility for $1,750,000 and a qarrant to purchase 500,000 shares of the Company's Common Stock.

ITEM 3.   LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings. The proceedings in the UK by the receiver whereby the receiver acquired the Aberneath facility have been completed.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Registrant's Common Stock is quoted on the NASDAQ Bulletin Board System. The Registrant's Common Stock in the United States trades under the symbol "STAX". They represent inter-dealer prices and do not represent actual transactions. The range of the closing high and low bid and prices as quoted on the NASDAQ Bulletin Board from April 1, 1999 through March 31, 2001 is as follows:

                                                Bid                                             Ask
       Fiscal 2001                      High               Low                      High               Low
       -----------                      ----               ---                      ----               ---

       First Quarter                    1.6875             0.875                     1.8125            0.98
       Second Quarter                   1.25               0.35                      1.375             0.38
       Third Quarter                    0.65               0.30                      0.70              0.35
       Fourth Quarter                   0.505              0.28                      0.54              0.35

       Fiscal 2002                      High               Low                       High              Low
       -----------                      ----               ---                       ----              ---

       First Quarter                    0.81               0.32                      0.87              0.36
       Second Quarter                   0.70               0.25                      0.73              0.27
       Third Quarter                    0.91               0.23                      0.97              0.26
       Fourth Quarter                   0.75               0.24                      0.78              0.27


The Registrant's Common Stock is also quoted on the Le Nouveau Marche of the Paris Stock Exchange. Trading on the Le Nouveau Marche commenced July 11, 1996.

Holders

As of August 15, 2002, there were approximately 200 holders of record of the Registrant's Common Stock.

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

ITEM 6.  SELECTED FINANCIAL DATA

The table below sets forth certain financial data for the Company for its fiscal years ended March 31, 2002 to 1998. and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                              YEARS ENDED MARCH 31,
                                                     2002            2001           2000           1999           1998
Sales                                             $    559,170   $    304,377   $    136,191   $    251,025   $ 1,728,657
Gross Loss                                            (894,229)      (716,832)      (657,930)    (1,121,224)   (2,725,973)
Net Loss                                           (10,567,768)    (2,902,573)    (2,279,926)    (3,150,498)   (4,691,161)
Total Assets                                           251,516     10,470,398      9,727,826     10,065,688    12,636,869
Long Term Obligations                                     -         2,916,666           -              -             -
Total Liabilities                                    5,322,214      5,932,635      2,811,683      1,663,437     2,110,615
Common Stock Outstanding at year end                43,184,775     39,240,175     37,521,442     35,963,729    31,869,285
Net Loss per share                                $     (0.25)   $     (0.10)   $     (0.06)   $     (0.10)   $    (0.15)


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

Liquidity and Capital Resources

In fiscal 1999 and 2000 the Company ceased production and sales of stainless steel and developed the market for its Nuovinox product, much of which involved extensive testing for United States federal and state transportation authorities to demonstrate the utility of the Nuovinox product in bridges and highways. By the end of fiscal 2000, this process was sufficiently successful and complete to begin sales. With the Company's plant facilities unencumbered, in July 2000 the Company's United States subsidiary entered into a Loan and Security Agreement with Bank of America Commercial Finance Corporation (the "Loan Agreement") whereby the Company obtained a Term Loan as well as Revolving Credit and Credit Accommodations. The maximum amount that can be borrowed under the Loan Agreement is $5,750,000.

The proceeds from the term loan were used to fund operational losses to the extent necessary to cover the start up period for Nuovinox sales and to finance inventory and receivables to the extent that the Company will need funds in excess of borrowing under the Term Loan for inventory and receivables.

Financially, the Company had to achieve positive cash flow, including debt service, from the capital provided from the Loan Agreement. This goal seemed achievable because the Nuovinox product had received strong acceptance and a large number of orders. Production of Nuovinox began in large quantities in the first quarter 2001, the delay being caused by the development of processes unique to the product, development that had not been completed and implemented successfully when the Company's subsidiary entered into receivership in March 2002.

In fiscal 1999, at the end of which the Company ceased production of stainless steel, the Company incurred a loss of $3,150,498 and in fiscal 2000 incurred a loss of $2,279,926. These losses continued as increased production began on the Nuovinox product in fiscal 2001 when the Company incurred a loss of $2,902,573. Because the Company incurs a substantial amount of depreciation and amortization, $506,050 in fiscal 1999 $538,673 in fiscal 2000, and $555,231 in fiscal 2001, the cash losses for fiscal 1999, 2000 and 2001 were approximately $2,640,000, $1,740,000 and $2,450,000, respectively.

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

In fiscal 2002, there were no other sources of funds to cover cash losses and in March 2002, the U.K. subsidiary entered into receivership.

The Company has entered into a letter of intent to acquire for $1,750,000 from Wells Fargo Bank the Company's assets transferred to it as a result of the receivership. Presently, the Company has a backlog of $2,500,000 in orders. It is attempting to obtain financing of $3,000,000 to acquire the assets and obtain operating capital to begin production to deliver the Nuovinix product. Management of the Company believes that operational problems that prevented efficient production have been solved such that the Company can be profitable and cash flow positive following this financing.

Nonetheless, the Company's audit report is qualified because of the concern over the Company's ability to continue as a going concern.

2002 versus 2001

By the end of fiscal 2001 on March 31, 2001, the Company had used the maximum amount available under the Loan Agreement. The Company had to reduce staffing and limit production in the second quarter of fiscal 2002 due principally to the unavailability of capital to expand production and meet demand.

Nonetheless, the Company's revenues increased to $559,170 in fiscal 2002 period compared to revenues of $304,377 in the earlier period. Cost of sales in fiscal 2002 were 1,453,399 compared to 1,021,209 in 2001, that is, in fiscal 2002 each $1.00 in revenue cost about $2.60 compared to $1.00 in revenue in fiscal 2001 costing about $3.63. The more favorable result in fiscal 2002 reflects greater volume productions obtained in that year but the expense reflects that inefficiencies still existed that prohibited the Company to operate. General and administrative expenses declined in the later period as the Company attempted to scale back operations without working capital. increased significantly as the Company began to staff to levels required to support full production. Finally, the Company incurred significant interest expense of $656,276 in fiscal 2002, essentially interest expense on the Loan Agreement.

Without adequate capital to effect efficient operations, the U.K. subsidiary was placed into receivership in March 2002 with the consequence that the company incurred a write-down of its investment in that subsidiary in the amount of $7,346,348. With the $2,295,227 loss from operations, the Company's net loss was $10,295,346.

2001 versus 2000

The Company incurred a net loss of $2,902,573 in fiscal 2001 compared to a net loss of $2,279,926 in fiscal 2000. The principal increases in expenses that contributed to this loss were an increase of interest expense to $465,032 from

$90,785 and an increase in Selling, general and administrative expenses to $1,813,549 from $1,531,930. The Company's gross loss increased approximately $60,000 in fiscal 2001 from $657,930 in the previous fiscal year.

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

Accounting Policies

Stelax Industries's accounting policies are detailed in Note A to Financial Statements. Stelax Industries follows US GAAP. In applying these accounting policies in the preparation of Stelax Industries's financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of Stelax Industries which are impacted by judgments and uncertainties and for which different amounts would be reported under a different set of conditions or using different assumptions.

Revenue recognition -- Stelax Industries records revenue upon receipt and acceptance by the customer. For the years ended March 31, 2002, 2001 and 2000, there was no unbilled revenue included in total revenues.

Derivatives and financial instruments -- Stelax Industries accounts for derivatives in accordance with Statement of Financial Accounting Standards
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires the recognition of derivatives in the balance sheet and the measurement of those instruments at fair value. Changes in the fair value of derivatives are recorded in earnings, unless (i) the normal purchase or sale exception or (ii) cash flow hedge accounting is elected. At March, 31 2002, 2001 and 2000 there were no derivative or financial instruments to disclose.


CHANGES IN ACCOUNTING STANDARDS

On April 1, 2001, Stelax Industries adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and SFAS No. 138. (See Note A to Consolidated Financial Statements.) At March, 31 2002 there were no derivative or financial instruments to disclose.

SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", became effective for Stelax Industries for transfers on or after April 1, 2001. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires additional disclosures in its financial statements. There have been no transfers to disclose, therefore SFAS No 140 has no impact in the accompanying financial statements.

SFAS No. 141, "Business Combinations", became effective for Stelax Industries on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method. Stelax Industries have not made any acquisitions in the year to March 31, 2002.

SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for Stelax Industries beginning April 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units for the purpose of assessing potential impairment based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations. At March, 31 2002 all goodwill has been eliminated.

SFAS No. 143, "Accounting for Asset Retirement Obligations", will become effective for Stelax Industries on April 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", will become effective for Stelax Industries as of April 1, 2003. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

For standards not yet adopted, Stelax Industries is evaluating the potential effect on its financial position and results of operations.


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

The Company's primary market risk is anticipated to be a currency exchange rate risk and the Company does not, at the present time, anticipate engaging in management of that risk. For the next fiscal year, the Company's operations will be principally conducted in the United Kingdom with sales anticipated in the United States and Canada. In addition to currency market risk resulting from trade accounts receivable, the Company anticipates any lending to be denominated in U.S. Dollars. A significant increase in the Pound relative to Dollar would make United States trade receivables worth less in the United Kingdom, decreasing profit margins for products produced in the United Kingdom and sold in the United States.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements beginning at page F-2 of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The directors and executive officers of the Company as of March 31, 2000 are as follows:

Name and Age                 Position                    Served In Office Since

Harmon S. Hardy, 73          Chairman of the                    1987
                             Board, President
                             and Chief Financial Officer

Ruben Grubner, 46            Director                           1995

William D. Alexander, 53     Director                           1996


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

The Company believes all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with through March 31, 2002, except that the directors failed to file timely reports regarding the grant of stock options.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation to the Company's chief executive officer at March 31, 2000 for services rendered during the fiscal years ended March 31, 2001, 2000, and 1999. The table includes for the same periods those individuals receiving in excess of $100,000 per year.

                             Annual Compensation (1)
                                                                                     Stock          All Other
                                                                                    Options         Compensa-
           Name              Year       Salary           Bonus         Other       (Shares)           tion
-------------------------  --------- ------------   -------------    -----------  ------------   ------------
Harmon S. Hardy              2002     $   144,000(5)  $     -        $    -              -       $     9,000  (2)
Chariman of the              2001     $   144,000     $     -        $    -              -       $     9,000  (2)
   Board of Directors,       2000     $   144,000     $     -        $    -              -       $     9,000  (2)

   President and Chief
   Financial Officer

A. Cacace                    2002     $   126,895     $     -        $    -              -       $     6,889  (4)
Managing Director            2001     $   133,805     $     -        $    -              -       $     6,226  (4)
   Of Stelax U.K.            2000     $   145,800     $     -        $    -              -       $      -


(1) The compensation described in the table does not include the cost to the Company of benefits furnished to certain officers, including premiums for health insurance, and other personal benefits provided to such individuals that are extended in connection with the conduct of the Company's business. No executive officer named above received other compensation in excess of the lesser of $50,000 or 10% of such officer's salary and bonus compensation.
(2)      Includes a monthly car allowance which has been accrued but not paid.
(3) Mr. Cacace's salary was paid in Pounds Sterling and converted at the rate of 1.41 pounds per Dollar. Of $126,895 salary, $88,738 was accrued but not paid.
(4)      Includes employment insurance.
(5)      The entire amount was accrued but not paid.

2002 Option Grants

There were 200,000 options granted to Mr. Hardy during the fiscal year ended March 31, 2002. In addition the exercise date on 1,350,000 of options granted to Mr. Hardy was extended from January 2002 to January 2005 during the fiscal year ended March 31, 2002. There were no options granted to Mr. Cacace during the fiscal year ended March 31, 2002, however the exercise date on 500,000 of options granted to Mr. Cacace was extended from January 2002 to January 2005 during the fiscal year ended March 31, 2002

See Item 13. Certain Relationships and Related Transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2002, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) each of the executive officers of the Company;
(iii) each director of the Company; and (iv) all officers and directors as a group:

                                                                            Shares of Common
                                                                           Stock Beneficially           Percentage
Name and Address of Beneficial Owner (1)                                          Owned                  of Class
---------------------------------------------------                   --------------------------     ----------------
Harmon S. Hardy, Jr.
   4004 Belt Line Road, Suite 107
   Dallas, TX 75244                                                             8,350,000        (2)          19.3%

Ruben Grubner                                                                     100,000        (3)           *

William D. Alexander                                                              200,000        (4)           *

All Officers and Directors as a Group                                           8,650,000                     20.0%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 2002 and 2001, the Company owed an aggregate of $1,035,730 and $960,328, respectively, to Mr. Hardy, the Company's President, and to his affiliates. These amounts are payable on demand. Effective January 12, 1999, Mr. Hardy began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% per annum. The Company granted 600,000 warrants to purchase common stock of the Company at $0.30 per shares as consideration of the credit line. In fiscal year 2000, the line of credit was extended to $1,200,000 at the same interest rate, and the Company granted Mr. Hardy a warrant to purchase an additional 600,000 shares of common stock for $0.50 per share. The warrants may be exercised for a period of five years from the date of the grant. At March 31, 2002 and 2001, $478,283 and $406,928 of the total owed to Mr. Hardy represented draws on the line of credit and interest.

At March 31, 2002 and 2001, the Company owed to Mr. Cacace personally $nil and $209,194, respectively.

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

4(a)              Form of Stock Certificate                                                               a

4(b)              Form of 7% Convertible Note due August 31, 1997                                         c

4(c)              Form of Common Stock Purchase Warrant                                                   b

10(a)             Sale and Purchase Agreement dated August 4, 1995 by and
                           between Shipyard Limited and ZX(UK) Limited
                           (c/k/a Stelax (U.K.) Limited)                                                  b

10(b)             Agreement for Sale and Purchase of Assets by and between
                           Camborne Industries PLC (in receivership) and ZX(UK)
                           Limited(c/k/a Stelax (U.K.) Limited)                                           b

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

(c)      Reports on Form 8-K.
                  No reports on Form 8-K were filed during the last fiscal quarter of 2002.

[DELOITTE & TOUCHE LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Stelax Industries Ltd
British Columbia, Canada


We have audited the accompanying consolidated balance sheet of Stelax Industries Ltd and subsidiary as of March 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stelax Industries Ltd and subsidiary as of March 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, at March 31, 2002, the Company was not in compliance with certain covenants of its long-term loan agreement. The Company is attempting to renegotiate the terms and covenants of the loan agreement and also is seeking other sources of long-term financing. The Company's negative working capital, its recurring losses from operations and its difficulties in meeting its loan agreement covenants and financing needs, as discussed in Note I raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note I. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ DELOITTE & TOUCHE

DELOITTE & TOUCHE
Chartered Accountants
Cardiff, UK

Date August 23, 2002

                              Stelax Industries Ltd


                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)


                                     ASSETS

                                                                                        March 31,             March 31,
                                                                                        2002                    2001
                                                                                    -------------         -------------

CURRENT ASSETS:
   Cash and cash equivalents                                                        $       4,102         $     800,696
   Note Receivable                                                                        141,480               141,480
   Accounts Receivable-Trade, net (allowance for
     doubtful accounts at March 31, 2002 and 2001
     $0 and $0, respectively)                                                                -                  111,981
   Receivable from related parties                                                          3,000                  -
   Inventory-Raw materials                                                                   -                   23,851
     Work in process                                                                         -                   35,128
     Finished goods                                                                          -                  121,530
   Prepaids and other current assets                                                         -                   45,690
                                                                                    -------------         -------------

   Total Current Assets                                                                   148,582             1,280,356

PROPERTY & EQUIPMENT-AT COST:
   Plant & Machinery                                                                         -                9,489,345
   Building                                                                                  -                  848,843
   Land                                                                                      -                  270,136
                                                                                    -------------         -------------

                                                                                             -               10,608,324
   Accumulated Depreciation                                                                  -               (2,186,221)
                                                                                    -------------         -------------

   Total Property & Equipment                                                                -                8,422,103

INTANGIBLE ASSETS (patents)
     (accumulated amortization of $0 and
     $276,556 at March 31, 2002 & 2001,
     respectively)                                                                           -                  566,135

OTHER ASSETS                                                                              102,934               201,804

TOTAL ASSETS                                                                        $     251,516         $  10,470,398
                                                                                    =============         =============



                See notes to consolidated financial statements.

                              Stelax Industries Ltd


                                 BALANCE SHEETS
                      (Presented in United States dollars)



                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                        March 31,             March 31,
                                                                                        2002                    2001
                                                                                    -------------         -------------

CURRENT LIABILITIES:
   Accounts payable                                                                 $     206,653         $     767,707
   Payable to related parties                                                           1,035,730               960,328
   Accrued interest                                                                       433,998                37,934
   Note payable--short term                                                             3,645,833             4,166,666
                                                                                    -------------         -------------

   Total Current Liabilities                                                            5,322,214             5,932,635

STOCKHOLDERS' EQUITY:
   Common stock - 50,000,000 shares authorized, no stated par value; issued and outstanding 43,184,775 and 39,240,175 shares at March 31,
     2002 and 2001, respectively                                                       25,281,717            24,183,962
   Cumulative translation adjustments                                                      83,684               222,132
     Accumulated deficit                                                              (30,436,099)          (19,868,331)
                                                                                    -------------         -------------

   Total Stockholders' Equity                                                       $  (5,070,698)        $   4,537,763
                                                                                    -------------         -------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                                             $     251,516         $  10,470,398
                                                                                    =============         =============



                 See notes to consolidated financial statements.

                             Stelax Industries Ltd.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)



                                                                  Year Ended
                                               --------------------------------------------------

                                                 March 31,         March 31,        March 31,
                                                   2002              2001             2000
                                               -------------    -------------     -------------

Sales                                          $     559,170    $     304,377     $     136,191
Cost of sales                                      1,453,399        1,021,209           794,121
                                               -------------    -------------     -------------

Gross loss                                          (894,229)        (716,832)         (657,930)

Selling, general and administrative expenses
   (including depreciation and amortization of
   548,167, $555,231and $538,673 for the years
   ended March 31,2002, 2001 and 2000,
   respectively)                                   1,908,602        1,813,549         1,531,211
                                               -------------    -------------     -------------

Loss from operations                              (2,802,831)      (2,530,381)       (2,189,141)

Other income (expense):
   Interest income                                     2,505           92,840              -
   Interest expense                                 (656,276)        (465,032)          (90,785)
   Investment write-downs and other charges       (7,111,166)            -                 -
                                               -------------    -------------     ---------------

Net loss                                       $ (10,567,768)   $  (2,902,573)    $  (2,279,926)
                                               =============    =============     =============

Weighted average shares of common stock
   - basic and diluted                            41,220,912       37,993,516        36,267,505
                                               =============    =============     =============

Net loss per share - basic and diluted         $      (0.26)    $      (0.08)     $      (0.06)
                                               ============     ============      ============


     See notes to consolidated financial statements.

                              Stelax Industries Ltd


           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      (Presented in United States dollars)



                                                      Common Stock                                                        Total
                                                                             Accumulated  Translation                  Comprehensive
                                                Shares         Amount          Deficit    Adjustments   Total            Income
                                            --------------  -------------  -------------  -----------   ------------   -------------

BALANCE at April 1, 1999                        35,963,729  $22,885,219    $ (14,685,832) $   202,864   $   8,402,251  $ (3,188,135)

Common stock issued during the period:
   $.51 to $.56 per share for note payable
     conversion                                    725,000      354,453             -            -            354,453          -
   $.55 to $1.25 per share                         257,713      187,800             -            -            187,800          -
   $.30 to $.95 per share for option exercise      575,000      258,750             -            -            258,750          -
Foreign currency translation adjustment               -            -                -          (7,185)         (7,185)       (7,185)
Net loss                                              -            -          (2,279,926)        -         (2,279,926)   (2,279,926)
                                                                                                                       ------------

COMPREHENSIVE LOSS                                                                                                       (2,287,111)
                                            --------------  -----------    -------------  -----------   -------------  ------------

BALANCE at March 31, 2000                       37,521,442  $23,686,222    $ (16,965,758)     195,679   $   6,916,143  $ (5,475,246)

Common stock issued during the period:
   $.25 per share for related party note
     payable conversion                          1,500,000      375,000             -            -            375,000          -
   $.30 per share                                   82,733       24,820             -            -             24,820          -
Stock for compensation $.72 per share              136,000       97,920             -            -             97,920          -
Foreign currency translation adjustment               -            -                -          26,453          26,453        26,453
Net loss                                              -            -          (2,902,573)        -         (2,902,573)   (2,902,573)
                                                                                                                       ------------

COMPREHENSIVE LOSS                                                                                                       (2,876,120)
                                            --------------  -----------    -------------  -----------   -------------  ------------

BALANCE at March 31, 2001                       39,240,175  $24,183,962    $ (19,868,331)     222,132   $   4,537,763  $ (8,351,366)

Common stock issued during the period:
   $.25 per share for related party note payable
     conversion                                  3,100,000      775,000             -            -            775,000          -
   $.30 to $.50 per share                          844,600      322,755             -            -            322,755          -
Foreign currency translation adjustment                            -                -        (138,448)       (138,448)     (138,448)
Net loss                                              -            -         (10,567,768)        -        (10,567,768)  (10,567,768)

COMPREHENSIVE LOSS                                                                                                      (10,706,216)
                                            --------------  -----------    -------------  -----------   -------------  ------------

BALANCE at March 31, 2002                       43,184,775  $25,281,717    $ (30,436,099)      83,684   $  (4,659,828) $(19,057,582)
                                            ==============  ===========    =============  ===========   =============  =============










                 See notes to consolidated financial statements.
                                      F-5

                              Stelax Industries Ltd


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)



                                                                  Year Ended
                                               ------------------------------------------------

                                                 March 31,         March 31,        March 31,
                                                   2002              2001             2000
                                               -------------    -------------     -------------

OPERATING ACTIVITIES
   Net loss                                    $ (10,567,768)   $  (2,902,573)    $  (2,279,926)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
       Depreciation & amortization                   548,167          555,231           538,673
       Allowance for doubtful accounts                  -                -                 -
       Foreign currency transaction gain(loss)      (138,448)          26,453            (7,185)
     Changes in operating assets and
        liabilities:
       Decrease (increase) in receivables            108,981          (49,534)          (42,942)
       Decrease (increase) in inventory
       & other assets                                325,069         (226,103)            1,263
       Increase (decrease) in accounts
         payable & accrued interest                  (89,588)      (1,045,714)        1,148,246
                                               --------------   -------------     -------------

Net cash (used) provided by operating
   activities                                     (9,813,587)      (3,642,240)         (641,871)

INVESTING ACTIVITIES

   Purchase of property, equipment &
     intangibles

   Purchase of property, equipment &
     intangibles                                   8,440,071         (266,130)         (157,445)
                                               -------------    -------------     -------------

Net cash used by investing activities              8,440,071         (266,130)         (157,445)

FINANCING ACTIVITIES:
   Convertible note payable issue/repayment             -             375,000              -
   Net proceeds from common stock                  1,097,755          122,740           801,003
   Note payable issue                               (520,833)       4,166,666              -
                                               --------------   -------------     -------------

Net cash provided by financing activities            576,922        4,664,406           801,003
                                               -------------    -------------     -------------

Increase (decrease) in cash and cash
   equivalents                                      (796,594)         756,036             1,687

Cash & cash equivalents at beginning
   of year                                           800,696           44,660            42,973
                                               -------------    -------------     -------------

Cash & cash equivalents at end of year         $       4,102    $     800,696     $      44,660
                                               =============    =============     =============

   Interest paid                               $        -       $     372,098     $      31,034
                                               =============    =============     =============

   Income taxes paid                           $        -       $        -        $        -
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

On July 11, 1995, the Company incorporated Stelax (U.K.) Limited ("Stelax") as a wholly owned subsidiary in the United Kingdom to acquire certain assets of a steel mill in West Glamorgan, Wales and establish operations in the stainless steel manufacturing business. The financial statements for the years ended March 31, 2001 and 2000 include the accounts of the Company and its U.K. subsidiary. The operating loss of this subsidiary was $2,223,244, and $2,080,970 for the years ended March 31, 2001 and 2000 and it had identifiable assets of $9,362,218 at March 31, 2000. All significant intercompany balances and transactions were eliminated. On March 7, 2002 an Administrative Receiver was placed in the subsidiary to manage the assets covered by the note payable agreement. The financial statements at March 31,2002 consolidate the results of the subsidiary up to March 7,2002, thereafter the subsidiary has been reported using the cost method The operating loss of this subsidiary was $2,295,227 upto March 7 2002. The company considers the investment in the subsidiary to be worthless accordingly the investment has been written off resulting in a loss of $7,111,166.

The Company's consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (US
GAAP).

DECONSOLIDATION OF STELAX (U.K.)

Under generally accepted accounting principles consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee except when control is not held by the majority owner. Under these principles, bankruptcy represents a condition which can preclude consolidation as control rests with the bankruptcy court, rather than the majority owner.

March 7, 2002 an Administrative Receiver was appointed to Stelax (U.K.) pursuant to a debenture instrument executed over the whole of the assets of the company in favour of Bank of America Finance Corporation dated June 30 2000 and assigned to Wells Fargo Business Credit Inc on April 20 20001. Accordingly from March 7,2002 control rests with the Receiver not Stelax Industries.

The results of Stelax (U.K.) have been consolidated up to March 7, 2002 thereafter Stelax (U.K) has been reported using the cost method. At March 7,2002 Stelax (U.K.) had net assets of $7,111,166 principally consisting of plant and equipment at the Aberneath facility in South Wales, United Kingdom. However Stelax Industries does not expect to recover any monies from the Receiver in respect of this investment. This investment has therefore been written off, and a loss of $7,111,166 has been recorded in the income statement for the year to March 31,2002.


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

LOSS PER SHARE

The computation of loss per share is based upon the weighted average shares of Common Stock outstanding during the period.

                             STELAX INDUSTRIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States Dollars)

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

RESEARCH AND DEVELOPMENT

Research and development expenses are charged to operations as incurred. There were no Research and development costs for the years ended March 31, 2002, 2001 and 2000.

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

                             STELAX INDUSTRIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
SEGMENT INFORMATION

The Company reports segment information in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Company operates in one industry, the manufacture of steel related products, in accordance with SFAS No. 131.

FOREIGN CURRENCY TRANSLATION

In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," exchange adjustments resulting from foreign currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected in accumulated other comprehensive income (loss). The cumulative currency translation loss as of March 31, 2002 was $83,684. Gains and losses on foreign currency transactions for the fiscal years ended March 31, 2002 and March 31, 2001 resulted in net foreign currency gains/(losses) of $(138,448) and $26,453 respectively.

FINANCIAL INSTRUMENTS

The fair values of financial instruments are determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

DERIVATIVE INSTRUMENTS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133") establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company does not have any items meeting the definition of a derivative.

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

BUSINESS COMBINATIONS

SFAS No. 141, "Business Combinations", became effective for Stelax Industries on July 1, 2001. SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated and completed after June 30, 2001 and eliminates the use of the pooling-of-interests method. Stelax Industries have not made any acquisitions in the year to March,31 2002.

GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS No. 142, "Goodwill and Other Intangible Assets", became effective for Stelax Industries beginning April 1, 2002. SFAS No. 142 requires, among other things, the allocation of goodwill to reporting units for the purpose of assessing potential impairment based upon the current fair value of the reporting units and the discontinuance of goodwill amortization. In addition, SFAS No. 142 requires completion of a transitional goodwill impairment test within six months from the date of adoption. It establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. Any goodwill impairment loss during the transition period will be recognized as the cumulative effect of a change in accounting principle. Subsequent impairments will be recorded in operations. At March, 31 2002 all goodwill has been eliminated.

                             STELAX INDUSTRIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States Dollars)

RETIREMENT OBLIGATIONS

SFAS No. 143, "Accounting for Asset Retirement Obligations", will become effective for Stelax Industries on April 1, 2003. SFAS No. 143 requires the recognition of a fair value liability for any retirement obligation associated with long-lived assets. The offset to any liability recorded is added to the previously recorded asset and the additional amount is depreciated over the same period as the long-lived asset for which the retirement obligation is established. SFAS No. 143 also requires additional disclosures.

LONG LIVED ASSETS

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", will become effective for Stelax Industries as of April 1, 2003. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", for long-lived assets to be disposed of by sale and resolves significant implementation issues related to SFAS No. 121.

For standards not yet adopted, Stelax Industries is evaluating the potential effect on its financial position and results of eperations.

B.       RELATED PARTY TRANSACTIONS

As of March 31, 2002 and 2001, funds were due to the President and his affiliates totaling $1,035,730 and $960,328 respectively. These amounts are payable on demand. Effective January 12, 1999, the President of the Company began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% and 600,000 warrants to purchase Common Stock of the Company at $.30 a share were issued as consideration of such credit line. In fiscal year 2000, the line of credit was extended to $1,200,000 at the same interest rate. An additional 600,000 warrants were issued at $.50 a share. The warrants are valid for five (5) years. At March 31, 2002 and 2001, $478,283 and $406,928 of the total owed to the President represented draws on the line of credit and accrued interest.

At March 31, 2002 and 2001, the Company owed the President of the subsidiary $nil and $209,194.

On December 15, 2000, the President of the Company and the President of the subsidiary converted debt owed to each into Common Stock of the Company. The conversion resulted in 1,500,000 common shares being issued in exchange for $375,000 of debt, respectively. The exchange ratio was at current market price of the Common Stock.

A receivable of $141,480 exists from employees and contractors of the Company. There is no stated interest and no set repayment terms.

C.       MAJOR CUSTOMER INFORMATION

One customer accounted for approximately 21% and another accounted for approximately 14% of new sales in fiscal 2002. In fiscal 2001 one customer accounted for approximately 50% of net sales.

D.       MAJOR SUPPLIERS' INFORMATION

The Company purchased inventory from two suppliers during the fiscal year ended March 31, 2001 accounting for 23% and 19% of total inventory purchases respectively. As of March 31, 2001 the Company had $nil and $nil respectively in amounts owed to these suppliers included in accounts payable. In 2002 the Company purchased inventory from one supplier accounting for 24% of total inventory purchased. As of March 31, 2002 the Company owed $nil to this supplier.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)

E        OPTIONS

The Company has granted stock options to certain directors, officers, employees, investors and consultants to purchase shares of the Company's Common Stock under a non-qualified plan. Additional options were issued in fiscal year 2002 at prices ranging from $0.40 to $0.75 per share, which either approximates or exceeds fair market value at date of grant. The options are valid for three to five years.

A summary of the stock option transactions follows:


                                                                                                 WEIGHTED
                                                                                                  AVERAGE
                                                  NUMBER            EXERCISE PRICE            EXERCISE PRICE
                                                 OF SHARES             PER SHARE                 PER SHARE
                                                 ---------       --------------------       -------------------


Options outstanding March 31, 2000               7,105,000
Issued                                             225,000             $0.50-$0.85                  $    0.811
Options outstanding March 31, 2001               7,330,000
Issued                                           3,490,000             $0.40-$0.75                  $    0.514
Options outstanding March 31, 2002              10,790,000


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


                                               2002                  2001                  2000
Risk free interest rate                        5.38%                 5.12%                 6.91%
Expected term                                  2-5 years             2-5 years             2-5 years
Volatility                                     154%                  102%                  109%
Weighted average fair value per share
for options granted during the year            $0.51                 $0.90                 $0.49

                             STELAX INDUSTRIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States Dollars)

Had compensation costs for the Company's plan been recorded, the Company's net loss and earnings per share would have been as indicated below:


                                               2002                  2001                  2000
Net loss            as reported             $10,567,768           $2,902,573            $2,279,926
                    pro forma               $11,320,702           $4,155,287            $3,269,729

Loss per share      as reported             $     0.25            $    0.10            $    0.06
                    pro forma               $     0.24            $    0.13            $    0.09


F.       COMMITMENTS AND CONTINGENCIES

The Company occupies corporate office space in Dallas, Texas on a month to month lease, after completing a long term lease. Rent expense for fiscal year 2002, 2001 and 2000 respectively was $7,396, $17,714 and $17,714.

G.       INCOME TAXES

The Company, as a Canadian corporation, does not file United States income tax returns. The UK subsidiary will file tax returns in the United Kingdom.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only component of deferred taxes for the Company is its net operating loss carry forwards of approximately $420,000 in Canada which began to expire in 1997 and $nil in the U.K. Deferred tax assets at March 31, are:


                                             2002             2001
                                        ------------      ------------
Deferred tax assets                     $         -      $    446,510
Valuation allowance                              (-)         (446,510)
Net deferred-tax asset                  $         -      $       -

The valuation allowance was decreased by $446,510 and $54,206 during the fiscal years ended March 31, 2002 and 2001, respectively. Given the loss making position of the Company, it is uncertain whether losses could be utilized in the foreseeable future and therefore no benefit for deferred tax has been taken.

H.       STOCKHOLDERS' EQUITY

Shares reserved for future issuance include 7,330,000 shares for stock options. From time to time, the directors may declare and authorize payments of dividends to the stockholders of record. To date, no dividends have been declared or paid.

In fiscal year 2000, Common Stock options totaling 2,040,000 were issued at $.50 to $1.10 per share. In fiscal year 2001, 225,000 Common Stock options were issued at $.50 to $.85 per share. In fiscal year 2002, 1,770,000 Common Stock options were issued at $.40 to $.85 per share.

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

During fiscal year 2002, 2001 and 2000, 844,600, 82,733 and 257,713 Common Stock
shares were sold for either cash or services totaling $322,755, $24,820 and $187,800, respectively.

During fiscal year 2000, 575,000 Common Stock options were exercised resulting in $258,750 in cash. During fiscal year 2001, 136,000 Common Stock options were exercised resulting in $97,920 in cash.

I.       GOING CONCERN

The Company is in default of covenants and repayment schedules on the Term Loan, Revolving Credit and Credit Accomodations with Wells Fargo Business Credit, inc. As a result of these defaults on March 7,2002 Wells Fargo have appointed an Administrative Receiver to the subsidiary under the terms of the debenture instrument.

The Receiver therefore acquired control of the U.K. assets including the group's Aberneath Steel Mill facility on March 7, 2002. The group's operations therefore ceased from this point.

The Company has entered a letter of intent with Wells Fargo Business Credit inc to acquire the U.K. assets for $1,750,000.

The Company's ability to execute this letter of intent and hence its ability to continue as a going concern is dependent upon it being able to raise additional funds.

The Company is confident that it will be able to raise sufficient funds to execute the letter of intent and provide sufficient working capital to re-commence and sustain production until the group becomes profitable.

The Directors are confident, with all the information available to them that the company will continue to be a going concern.

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

K.       BANK FINANCING

In July 2000 the Company obtained a Term Loan as well as Revolving Credit and Credit Accommodations. The balance of the loan at March 31, 2002 and 2001 is $3,645,833 and $4,166,666. Due to the bank's positioning of an Administrative Receiver in the subsidiary, the entire note payable is due in full.

In connection with the Loan Agreement the Company granted a warrant to Bank of America Commercial Finance Corporation to purchase up to 160,000 shares of Common Stock.

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)




L.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

2002              Revenues          Net Loss         Net Loss Per Share
----              ----------        --------         ------------------

March             $   (8,672)       $ 8,019,158      $ 0.26
December              35,007            722,120        0.06
September            266,338          1,041,722        0.03
June                 266,497            784,768        0.02

2001              Revenues          Net Loss         Net Loss Per Share
----              ----------        -----------      ------------------

March             $   76,355        $   845,101      $ 0.02
December              39,029            911,162        0.02
September             55,824            677,314        0.02
June                 133,169            468,996        0.01

2000

March             $   49,120        $   757,929      $ 0.02
December              (6,372)           513,558        0.01
September             49,854            547,489        0.02
June                  43,589            460,950        0.01

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 23, 2002                         STELAX INDUSTRIES, LTD.



                                        /s/ Harmon S. Hardy, Jr.
                                        -------------------------
                                        By:  Harmon S. Hardy, Jr.
                                        President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on August 23, 2002.



                NAME                            OFFICE



 /s/ Harmon S. Hardy, Jr.
-------------------------
Harmon S. Hardy, Jr.                            President and
(Principal Executive and Financial Officer)     Chief Financial Officer



 /s/ Ruben Grubner
------------------
Ruben Grubner                                   Director



 /s/ William D. Alexander
-------------------------
William D. Alexander                            Director