Form 10-Q
period 2002-06-30
STELAX INDUSTRIES LTD
filed 2002-08-28
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

4287-A Belt Line Rd. #195, Addison, TX                           75001
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (972) 233-6041
-------------------------------------------------------------------------------
                         (Registrant's telephone number)

                 4004 Beltline Road, Suite 107, Dallas TX 75244
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 43,184,775

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
                             Stelax Industries Ltd.
                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States Dollars)

                        ASSETS

                                                                    Jun-30                    Mar-31
                                                                     2002                      2002
                                                                -------------             --------------
                                                                  (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                                    $       4,412             $        4,102
   Note Receivable                                                    141,480                    141,480
   Inventory-Raw Materials
     Work in process                                                        0                          0
     Finished Goods                                                         0                          0
   Accounts Receivable-Trade (Allowance for                                 0                          0
     doubtful accounts at June 30 and March 31
     2002, $0 and $0 respectively)
   Receivables from related parties                                     3,000                      3,000
   Prepaid and other current assets                                    10,687                          0
                                                                -------------             --------------

   Total Current Assets                                               159,579                    148,582

PROPERTY & EQUIPMENT - AT COST
   Plant & Machinery                                                        0                          0
   Building                                                                 0                          0
   Land                                                                     0                          0
                                                                -------------
                                                                            0                          0
Accumulated Depreciation                                                    0                          0
Total Property & Equipment                                                  0                          0
                                                                -------------             --------------

INTANGIBLE ASSETS ( Accumulated amortisation
of $ 0 and $ 0 at June 30 and March 31, 2002                                0                          0
respectively )

OTHER ASSETS                                                           82,357                    102,934
                                                                -------------             --------------

TOTAL ASSETS                                                          241,936                    251,516
                                                                =============             ==============

                             Stelax Industries Ltd.
                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States Dollars)



LIABILITIES AND STOCKHOLDERS EQUITY

                                                                    Jun-30                    Mar-31
                                                                     2002                      2002
                                                                -------------             --------------
                                                                  (Unaudited)

CURRENT LIABILITIES
   Accounts Payable                                             $     288,641             $      206,653
   Payable to related parties                                       1,152,064                  1,035,730
   Accrued interest                                                   516,899                    433,998
   Note Payable - short term                                        3,645,833                  3,645,833
                                                                -------------             --------------
                                                                    5,603,437                  5,322,214

NOTE PAYABLE - LONG TERM

STOCKHOLDERS EQUITY Common stock - 50,000,000 shares
   authorised, no stated parvalue; issued and outstanding
   43,184,775 & 43,184,775 shares at June 30 and March 31,
   2002 respectively.                                              25,281,717                 25,281,717
   Cumulative translation adjustments                                  83,684                     83,684
   Accumulated deficit                                            (30,726,902)               (30,436,099)
                                                                -------------             --------------
   Total Stockholders Equity                                       (5,361,501)                (5,070,698)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                             241,936                    251,516
                                                                =============             ==============

                             Stelax Industries Ltd.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (Presented in United States Dollars)
                                    Unaudited


                                                                             3 Months Ended
                                                                ------------------------------------------
                                                                    Jun-30                    Jun-30
                                                                     2002                      2001
                                                                -------------             --------------

Sales                                                           $           0             $      266,497
Cost of Sales                                                               0                    492,977
Gross Loss                                                                  0                   (226,480)
                                                                -------------             --------------

Selling, general and administrative Expenses (including
   depreciation and amortisation of $ 0 and $ 160048 for
   the 3 months ending June 30, 2002 and 2001 respectively)           197,371                    452,912
                                                                -------------             --------------

Loss from operations                                                 (197,371)                  (679,392)

Other Income (expense):
   Interest Income                                                          0                      1,589
   Interest Expense                                                   (93,432)                  (106,965)
                                                                -------------             --------------

Net loss                                                             (290,803)                  (784,768)
                                                                =============             ==============

Weighted average shares of common stock                            41,220,912                 39,299,280
                                                                =============             ==============

Net loss per share                                              $      (0.007)            $       (0.02)
                                                                =============             =============

                             Stelax Industries Ltd.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Presented in United States Dollars)
                                    Unaudited

                                                                             3 Months Ended
                                                                ------------------------------------------
                                                                    Jun-30                    Jun-30
                                                                     2002                      2001
                                                                -------------             --------------


OPERATING ACTIVITIES
   Net Loss                                                     $    (290,803)            $     (784,768)
   Adjustments to reconcile net loss to net
   cash provided by operating activities:
      Depreciation & amortisation                                           0                    160,048
      Foreign currency transaction gain (loss)                              0                     (6,280)
      Changes in operating assets and liabilities :
      Decrease (increase) in receivables                                    0                   (144,206)
      Decrease (increase) in inventory & other assets                   9,890                     72,218
      Increase ( decrease) in accounts payable and                    281,223                    349,377
                                                                -------------             --------------
        accrued interest

Net cash (used) provided by operating activities                          310                    353,611


INVESTING ACTIVITIES
   Purchase of property, equipment and intangibles                          0                     (8,202)
                                                                -------------             --------------
Net cash used by investing activities                                       0                     (8,202)

FINANCING ACTIVITIES
   Common stock issue                                                       0                     85,380
   Convertible note payable issue                                           -
   Note payable issue (payment)                                             0                   (312,500)
                                                                -------------             --------------
                                                                            0                   (227,120)

Increase (decrease) in cash and cash equivalents                          310                   (588,933)

Cash & cash equivalents at beginning of period                          4,102                    800,696
                                                                -------------             --------------

Cash & Cash Equivalents at end of period                                4,412                    211,763
                                                                =============             ==============

Interest Paid                                                               0                          0

Income Taxes paid                                                           0                          0

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the three months ended June 30, 2002 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2002.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 41,220,912 and 39,299,280 outstanding during the three month period ended June 30, 2002 and 2001, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $0 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of June 30,2002 funds are owed by the Company totaling $ 1,152,064 to the President of the Company and his affiliates. As of June 30, 2001, funds owed by the Company totalled $1,113,614 to the President of the Company and his affiliates.

As of June 30,2002, the Company owed the President of the Company $ 970,312. As of March 31, 2002, the Company owed the President of $906,065.

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

The Registrant has entered into a letter of intent with Wells Fargo Business Credit, Inc. to acquire for $1,750,000 all of the assets of Wells Fargo Business Credit Inc. The letter of intent also contemplates granting to Wells Fargo Business Credit Inc. a warrant to purchase 500,000 shares of the Registrant's Common Stock. The Registrant anticipates entering in August 2002 into a formal agreement to fund the reacquisition of these assets and obtain operating capital and commence production soon thereafter.

Quarter ended June 30, 2002, compared to quarter ended June 30, 2001

The Company's revenues were $ zero in the quarter June 30, 2002 due to the U.K. subsidiary being in receivership and not operational under the control of Stelax Industries Ltd. Revenues in the quarter June 30, 2001 had been $ 266,497.

The Company's losses arising within the remainder of the Group amounted to $290,803 of which $ 93,432 was interest expense. In the quarter June 30,2001 the respective figures were loss $ 784,768 and $ 106,965 interest.

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

Because of the losses incurred in fiscal 2001, at March 31, 2001, the Company was in technical default under the Loan Agreement. During the first quarter of fiscal 2002, the Company's operations were funded by sales of securities and sales of product. The Company remained in technical default under the Loan Agreement at March 31, 2002.

The Company's audit report for the fiscal year ended March 31, 2002, is qualified because of the concern over the Company's ability to continue as a going concern.

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

 Stelax Industries, Ltd.


Dated: August 23, 2002                           /s/ Harmon S. Hardy
                                                 -------------------
                                                 Harmon S. Hardy, President and
                                                 Principal Financial Officer