Form 10-Q
period 2002-09-30
STELAX INDUSTRIES LTD
filed 2002-11-19
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 47,948,038

                         Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.Stelax Industries Ltd.
                             Stelax Industries Ltd.
                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                    Sep-30                    Mar-31
                                                                     2002                      2002
                                                                -------------             --------------
                                                                 ( Unaudited )

CURRENT ASSETS
   Cash and cash equivalents                                    $       2,655             $        4,102
   Note Receivable                                                    141,480                    141,480
   Inventory-Raw Materials
     Work in Progress                                                       0                          0
     Finished Goods                                                         0                          0
   Accounts Receivable- Trade                                               0                          0
     (Allowance for doubtful accounts at Sep 30 and
     March 31 2002, $0 and $0 respectively )
   Receivables from related parties                                     3,000                      3,000
   Prepaid and other current assets                                    10,687                          0
                                                                 -------------             --------------

   Total Current Assets                                               157,822                    148,582

PROPERTY & EQUIPMENT - AT COST
   Plant & Machinery                                                        0                          0
   Building                                                                 0                          0
   Land                                                                     0                          0
                                                                 ------------              --------------
                                                                            0                          0
   Accumulated Depreciation                                                 0                          0
   Total Property and Equipment                                             0                          0
                                                                 -------------             --------------

INTANGIBLE ASSETS
   (Accumulated amortisation of $0 and $0 at                                0                          0
     Sept 30 and March 31 2002 respectively

OTHER ASSETS                                                                0                    102,934
                                                                 -------------             --------------

TOTAL ASSETS                                                          157,822                    251,516
                                                                 =============             ==============



                       See notes to financial statements

                             Stelax Industries Ltd.
                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States Dollars)

LIABILITIES AND STOCKHOLDERS EQUITY
                                                                    Sep-30                    Mar-31
                                                                     2002                      2002
                                                                -------------             --------------
                                                                  (Unaudited)

CURRENT LIABILTIES
   Accounts Payable                                             $     327,041             $      206,653
   Payable to Related Parties                                         488,295                  1,035,730
   Accrued Interest                                                   600,711                    433,998
   Note Payable - short term                                        3,645,833                  3,645,833
                                                                 ------------              --------------
                                                                    5,061,880                  5,322,214

NOTE PAYABLE - LONG TERM                                                    0                          0

STOCKHOLDERS EQUITY
   Common stock - 50,000,000 shares authorized
     no stated par value; issued and outstanding
     47,948,038 & 43,184,775 shares at Sep 30
     and March 31 2002 respectively.                               26,353,178                 25,281,717
   Cumulative translation adjustments                                  83,684                     83,684
   Accumulated deficit                                            (31,340,917)               (30,436,099)
   Total Stockholders Equity                                       (4,904,058)                (5,070,698)
                                                                 ------------              --------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                       $     157,822             $      251,516
                                                                 ============              ==============



                       See notes to financial statements

                              Stelax Industries Ltd
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited

                                                 Three Months Ended               Six Months Ended
                                        ---------------------------------    -----------------------------
                                              Sep-30,          Sep-30,           Sep-30,          Sep-30,
                                               2002             2001              2002             2001
                                        ---------------     -------------    -------------   -------------

Sales                                   $           0       $   266,338     $           0     $     532,835
Cost of Sales                                       0           650,584                 0         1,143,561
                                        -------------        -----------     ------------      ------------
Gross Loss                                          0          (384,246)                0          (610,726)

Selling, general and administrative
     Expenses (including depreciation
      and amortisation of $0 and
     $331,850 for the six months
     ending Sept 30 2002
     and Sept 30 2001 respectively )          519,352           560,590           716,726         1,013,502
                                        -------------        -----------     ------------      ------------

Loss from operations                         (519,352)         (944,836)         (716,724)       (1,624,228)

Other Income (Expense)
     Interest income                                0               914                 0             2,503
     Interest expense                         (94,662)          (97,800)         (188,094)         (204,765)
                                        -------------        -----------     ------------      ------------

Net Loss                                $    (614,014)      $(1,041,722)    $    (904,818)    $ (1,826,490)
                                        =============        ==========      ============       ===========

Weighted average shares
of common stock                            45,694,944        39,693,036        44,446,718        39,497,234
                                        =============        ==========      ============      ============

Net loss per share                      $      (0.013)      $    (0.026)    $      (0.020)    $     (0.046)
                                        =============        ==========      ============      ============


                       See notes to financial statements

                              Stelax Industries Ltd
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited

                                                                              Six Months Ended
                                                                ------------------------------------------
                                                                    Sep-30                    Sep-30
                                                                     2002                      2001
                                                                -------------             --------------

OPERATING ACTIVITY
   Net Loss                                                     $    (904,818)            $   (1,826,490)
   Adjustments to reconcile net loss to net cash provided
     by operating activities :
     Depreciation & amortization                                            0                    331,850
     Foreign currency transaction gain (Loss)                               0                    (11,142)
     Changes in operating assets and liabilities :
     Decrease (increase) in receivables                                     0                    (25,961)
     Decrease (increase) in inventory & other assets                   92,247                     79,396
     Increase (decrease) in accounts payable and
       accrued iinterest                                             (260,334)                  (308,110)
                                                                 ------------              --------------

   Net Cash (used) provided by operating activities                (1,072,905)                (1,144,237)

INVESTING ACTIVITIES
   Purchase of property, equipment and intangibles                          0                    (13,679)

Net cash used by investing activities                                       0                    (13,679)

FINANCING ACTIVITIES
   Common stock issue                                               1,071,458                    923,380
   Note Payable issue (payment)                                                                 (520,833)
                                                                 ------------              --------------

                                                                    1,191,079                    402,547

Increase (decrease) in cash and cash equivalents                       (1,447)                  (755,369)

Cash & cash equivalents at beginning of period                          4,102                    800,696
                                                                 ------------              --------------

Cash equivalents at end of period                                       2,655                     45,327
                                                                 ------------              --------------

Interest paid                                                               0                    124,513
                                                                 ------------              --------------

Income taxes paid                                                           0                          0
                                                                 ------------              --------------




                       See notes to financial statements

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the six months ended September 30, 2002 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2002.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 44,446,718 and 44,575,256 outstanding during the six month period ended September 30, 2002 and 2001, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $0 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of September 30, 2002 funds are owed by the Company totaling $488,295 to the President of the Company and his affiliates. As of March 31, 2002, funds owed by the Company totaled $1,035,730 to the President of the Company and his affiliates.

During the quarter ended September 2002, the President of the Company and his affiliates converted $825,000 of debt into common stock of the Company which resulted in issuing 3,750,000 shares.

(5)  STOCKHOLDERS' EQUITY

During the quarter ended September 2002, 1,013,263 common shares were issued in exchange for consulting services of $246,458.

(6)  SUBSEQUENT TRANSACTION

The Company remains in discussion with Wells Fargo to acquire from Wells Fargo the Aberdeen facility and technology for $1,750,000 plus a warrant to purchase 500,000 common shares. The Company is seeking up to $15,000,000 to pay this obligation as well as purchase a facility in Alabama to commence additional operations.

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

General - Liquidity and Capital Resources

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

The Registrant has entered into a letter of intent with Wells Fargo Business Credit, Inc. to acquire for $1,750,000 all of the assets of Wells Fargo Business Credit Inc. which that entity acquired from the UK receivership of the Company's then subsidiary. The letter of intent also contemplates granting to Wells Fargo Business Credit Inc. a warrant to purchase 500,000 shares of the Registrant's Common Stock. The Registrant anticipates entering into a formal agreement in November or December 2002 to fund the reacquisition of these assets from Wells Fargo and obtain operating capital and commence production soon thereafter.

Nonetheless, the Company's audit report is qualified because of the concern over the Company's ability to continue as a going concern.

Six Months ended September 30, 2002, compared to six months ended September 30, 2001

The Company's revenues were $ zero in the six months ended September 30, 2002 due to the U.K. subsidiary being in receivership and not operational under the control of Stelax Industries Ltd. Revenues in the quarter September 30, 2001 had been $ 532,835.

The Company's losses arising within the remainder of the Group amounted to $1,024,439 of which $188,094 was interest expense. In the six months ended September 30, 2001 the respective figures were a loss of $1,826,490 and $204,765 interest.

Six Months ended June 30, 2001, compared to quarter ended June 30, 2000

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

 Stelax Industries, Ltd.


Dated: November 19, 2002                        /s/ Harmon S. Hardy
                                                -------------------
                                                Harmon S. Hardy, President and
                                                Principal Financial Officer

                                  CERTIFICATION

I, Harmon S. Hardy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Stelax Industries, Ltd.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date:  November 19, 2002

                                        Harmon S. Hardy

                                        /s/ Harmon S. Hardy
                                        ---------------------------------------
                                        President and Chief Financial Officer