Form 10-Q
period 2002-12-31
STELAX INDUSTRIES LTD
filed 2003-02-21
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                             Stelax Industries Ltd.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

        British Columbia                                None
------------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
  incorporation or organization)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of February 1, 2003: 43,184,775

Part 1 - FINANCIAL INFORMATION
Item 1. Financial Statements.Stelax Industries Ltd.

                             Stelax Industries Ltd.
                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars )

          ASSETS

                                                                    Dec-31                    Mar-31
                                                                     2002                      2002
                                                                -------------             --------------
                                                                  (Unaudited)

CURRENT ASSETS
   Cash and cash equivalents                                  $         2,866           $          4,102
   Note Receivable                                                    141,480                    141,480
   Inventory-Raw Materials
     Work in Progress                                                       -                          -
     Finished Goods                                                         -                          -
   Accounts Receivable- Trade                                               -                          -
     (Allowance for doubtful accounts at Dec 31 and
       March 31 2002, $0 and $0 respectively )                              -                          -
   Receivables from related parties                                     3,000                      3,000
   Prepaid and other current assets                                    10,687                          -
                                                                -------------             --------------

   Total Current Assets                                               158,033                    148,582

PROPERTY & EQUIPMENT - AT COST
   Plant & Machinery                                                        -                          -
   Building                                                                 -                          -
   Land                                                                     -                          -
                                                                -------------            ---------------

   Accumulated Depreciation                                                 -                          -
                                                                -------------             --------------
   Total Property and Equipment                                             -                          -

INTANGIBLE ASSETS
   (Accumulated amortisation of $0 and $0 at
     Dec 31 and March 31 2002 respectively                                  -                          -

OTHER ASSETS                                                                -                    102,934
                                                                -------------             --------------

TOTAL ASSETS                                                  $       158,033           $        251,516
                                                                =============             ==============




                       See notes to financial statements

                             Stelax Industries Ltd.
                           CONSOLIDATED BALANCE SHEETS
                      (presented in United States Dollars)

          LIABILITIES AND STOCKHOLDERS EQUITY

                                                                    Dec-31                    Mar-31
                                                                     2002                      2002
                                                                -------------             --------------
                                                                  (Unaudited)

CURRENT LIABILTIES
   Accounts Payable                                           $       383,066           $        206,653
   Payable to Related Parties                                         625,701                  1,035,730
   Accrued Interest                                                   684,523                    433,998
   Note Payable - short term                                        3,645,833                  3,645,833
                                                                -------------             --------------

                                                                    5,339,123                  5,322,214

NOTE PAYABLE - LONG TERM                                                    -                          -

STOCKHOLDERS EQUITY
   Common stock - 50,000,000 shares authorised
     no stated par value; issued and outstanding
     43,184,775 and 43,184,775 shares at
     Dec 31 and March 31 2002 respectively.                        26,348,675                 25,281,717
   Cumulative translation adjustments                                  83,684                     83,684
   Accumulated deficit                                            (31,613,449)               (30,436,099)
                                                                -------------             --------------
   Total Stockholders Equity                                       (5,181,090)                (5,070,698)
                                                                -------------             --------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY                     $       158,033           $        251,516
                                                                =============             ==============


                       See notes to financial statements
                                       2

                              Stelax Industries Ltd
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                    Unaudited

                                                 Three Months Ended                    Nine Months Ended
                                          -------------------------------       ------------------------------
                                              Dec-31           Dec-31              Dec-31              Dec-31
                                               2002             2001                2002                2001
                                          -------------     -------------       -------------    -------------

Sales                                   $           -     $      35,007      $              -   $      567,842
Cost of Sales                                       -           192,880                     -        1,336,441
                                          -----------       -----------         -------------    -------------
Gross Loss                                          -          (157,873)                    -         (768,599)

Selling, general and administrative
   Expenses ( including depreciation
   and amortisation of $0 and
   $491,888 for the nine months
   ending Dec 2002 and Dec 2001
   respectively )                             180,720           465,756               897,446        1,479,258
                                          -----------       -----------         -------------    -------------

Loss from operations                         (180,720)         (623,629)             (897,446)      (2,548,857)

Other Income (Expense)
     Interest income                                -                 -                                  2,503
     Interest expense                         (91,812)          (98,491)             (279,904)        (303,256)
                                          -----------       ------------        -------------    --------------

Net Loss                                $    (272,532)    $    (722,120)     $     (1,177,350)  $   (2,548,610)
                                          ===========       ===========         =============    =============

Weighted average shares of
common stock                               43,184,775        42,750,492            43,184,775       42,140,061
                                          ===========       ===========         =============    =============

Net loss per share                      $      (0.01)     $      (0.02)      $          (0.03)  $       (0.06)
                                          ===========       ===========         =============    =============














                       See notes to financial statements
                                       3

                              Stelax Industries Ltd
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)
                                    Unaudited

                                                                        Nine Months Ended

                                                                    Dec-31                    Dec-31
                                                                     2002                      2001
                                                              ---------------           ----------------

OPERATING ACTIVITY
   Net Loss                                                   $    (1,177,350)          $     (2,548,610)
   Adjustments to reconcile net loss to netcash provided
     by operating activities :
     Depreciation & amortisation                                            -                    491,888
     Foreign currency transaction gain (Loss)                               -                    (12,931)
     Changes in operating assets and liabilities :
     Decrease (increase) in receivables                                     -                     35,179
     Decrease (increase) in inventory & other assets                   92,247                     74,272
     Increase (decrease) in accounts payable and
       accrued iinterest                                               16,909                    711,446
                                                                -------------             --------------

   Net Cash (used) provided by operating activities                (1,068,194)                (1,248,756)

INVESTING ACTIVITIES
   Purchase of property, equipment and intangibles                          -                    (14,787)
                                                                -------------             --------------

   Net cash used by investing activities                                    -                    (14,787)

FINANCING ACTIVITIES
   Common stock issue                                               1,066,958                    998,755
   Convertible note payable issue                                           -                          -
   Note Payable issue (payment)                                             -                   (520,833)
                                                                -------------             --------------

                                                                    1,066,958                    477,922

Increase (decrease) in cash and cash eqivalents                        (1,236)                  (785,621)

Cash & cash equivalents at beginning of period                          4,102                    800,696
                                                                -------------             --------------

Cash  cash equivalents at end of period                       $         2,866           $         15,075
                                                                -------------             --------------

Interest paid                                                 $             -           $        230,270
                                                                -------------             --------------

Income taxes paid                                             $             -           $              -
                                                                -------------             --------------



                       See notes to financial statements
                                       4

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the nine months ended December 31, 2002 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2002.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 43,184,775 and 44,575,256 outstanding during the nine month period ended December 31, 2002 and 2001, respectively.

(3)  INCOME TAXES

The Company has net operating loss carry forwards of approximately $420,000 for Canada and $0 for the U.K.

(4)  RELATED PARTY TRANSACTIONS

As of December 31, 2002 funds are owed by the Company totaling $ 625,701 to the President of the Company and his affiliates. As of December 31, 2001, funds owed by the Company totaled $1,113,614 to the President of the Company and his affiliates.

As of December 31, 2002, the Company owed the President of the Company $467,329. As of March 31, 2002, the Company owed the President of $906,065.

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

In fiscal 2002, there were no other sources of funds to cover cash losses, and in March 2002, the U.K. subsidiary entered into receivership.

The Company remains in negotiation with the Receiver in regard to the acquisition of the assets and Management feels optimistic that their objective can be achieved.

Nonetheless, the Company's audit report is qualified because of the concern over the Company's ability to continue as a going concern.

Nine Months ended December 31, 2002, compared to nine months ended December 31, 2001

The Company's revenues were $ zero in the nine months ended December 31, 2002 due to the U.K. subsidiary being in receivership and not operational under the control of Stelax Industries Ltd. Revenues in the nine months ended December 31, 2001 had been $ 567,842.

The Company's losses for the nine months ended December 31, 2002 amounted to $1,177,350 of which $279,904 was interest expense and $897,446 was general and administrative expense. In the nine months ended December 31, 2001 the respective figures were a loss $2,548,610 of which $303,256 was interest and $1,479,258 general and administration expenses.

Nine Months ended December 31, 2001, compared to nine months ended December 31, 2000

The Company's revenues increased to $657,842 in the later period compared to revenues of $228,022 in the earlier period. Revenues had only begun to occur in the later part of the first quarter. Consequently, labor costs and other fixed costs that the Company had in place throughout the quarter wer absorbed by relatively small amounts of revenue. General and administrative expenses increased significantly as the Company began to staff to levels required to support full production. Finally, the Company incurred significant interest expense of $303,256 in the first nine months of fiscal 2002, essentially interest expense on the Loan Agreement.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarizedand reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

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

     Date:  February 20, 2002



                                         /s/ Harmon S. Hardy
                                         -------------------------
                                         Harmon S. Hardy
                                         President and Chief Financial Officer

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

                             CHIEF FINANCIAL OFFICER

           Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the filing with the Securities and Exchange Commission of the Quarterly Report of Microwave Transmission Systems, Inc. (the "Company"), on Form 10-QSB, as amended, for the period ending September, 30, 2002 (the "Report"), I, Harmon H. Hardy, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

         (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ Harmon S. Hardy
---------------------------
Harmon S. Hardy, Chief Executive Officer and
Chief Financial Officer

February 20, 2003