Form 10-K
period 2003-03-31
STELAX INDUSTRIES LTD
filed 2004-12-22
CIK 847541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2003 or

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

5515 Meadow Crest Drive, Dallas, Texas,                         75229
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:    (972) 233-6041

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes       No  X
    -----   ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 15, 2004, was approximately $2,559,310. At March 31, 2003 there were 47,948,038 shares of common stock outstanding.

                       Documents Incorporated by Reference
                                 NOT APPLICABLE

                                     PART I

ITEM 1. BUSINESS.

Introduction

Stelax Industries Ltd. (the "Registrant" or the "Company") ceased all trading operations in March 2002 when a Receiver acquired all assets of the Company's sole operating entity, Stelax (U.K.) Limited, assets that were subsequently sold to an affiliate of the Company. It is the Company's intention, subject to legal and financial restraints being removed, to incorporate other business activities in the future.

The financial statements included herein include restatements of fiscal year 2002 and 2001. Refer to note M of the consolidated financial statements for further details.

The registrant was incorporated under the laws of British Columbia, Canada in May 1987 as Zfax Image Corp, The Registrant changed its name from ZFAX Image Corp. to its present name in May 1996.

The Registrant's principal executive offices are now located at 5515 Meadow Crest Dr., Dallas, Texas 75229, and its telephone number is (214) 987-1197. Unless otherwise required by the context, the term "Company" as used herein shall mean the Registrant and the Registrant's U.K. subsidiary, hereinafter referred to as "Stelax (U.K.)".

Until 1992 the Registrant was engaged in the development and production of a portable facsimile machine using certain advanced facsimile technology. On March 31, 1995, the Registrant sold this business to the Zfax company president for book value.

On November 15, 1995, Zfax finalized agreements to acquire the real, personal and intellectual property comprising the Aberneath steel mill facility, paying cash of approximately $1,377,000 and issuing 2,925,000 shares of Common Stock and assuming debt of approximately $1,316,000. The Registrant financed the acquisition principally through the issuance of $600,000 in convertible notes, which were subsequently converted, and the sale of $1,540,000 of Common Stock and Warrants.

From 1995 through March 2002 the Registrant's principal activities were conducted through its wholly-owned subsidiary, Stelax (U.K.), a corporation organized under the laws of the United Kingdom.

In July 1996, the Registrant sold 10,800,000 shares of Common Stock, raising $10,831,000. Approximately $1,100,000 of the proceeds was used to liquidate outstanding mortgages on the Aberneath property. As part of this financing, the Registrant's Common Stock began trading on the Le Nouveau Marche of the Paris Stock Exchange.

Beginning in fiscal 1997, the Registrant commenced operations from the Aberneath plant, principally producing stainless steel. The Registrant also began developing the market for its Nuovinox product. In 1998, the market for stainless steel was subject to severe pricing pressures, and the Company determined to cease production of stainless steel while the Registrant developed the Nuovinox market. Operating losses since 1997 essentially depleted the Registrant's working capital.

In the first quarter of fiscal 2001, the Registrant began receiving orders for the Nuovinox product, In July 2000, with its assets unencumbered, the Registrant obtained financing from Bank of America so that the Registrant could fulfill those orders. This financing provided $5,000,000 of a term loan, $500,000 of receivable financing and $250,000 inventory financing. Bank of America subsequently assigned this obligation to Wells Fargo. While the Registrant made some shipments in fiscal 2001, the registrant expended resources on new mill tooling, completing a finishing line and improving Nuovinox's metallurgical properties and product quality.

Stelax (U.K.) commenced quantity production in the quarter ended June30, 2001 but was unable to increase production to sufficiently large volumes to achieve profitability or service debt.

On March 7th, 2002 the subsidiary company, Stelax (U.K.), was placed into Administrative Receivership by Wells Fargo Bank, which held a loan note that ranked senior to all other debt of Stelax (U.K.). Control over the assets of Stelax (U.K.) passed from Stelax Industries to the U.K. Receiver at this point. A court judgement was subsequently obtained against Stelax Industries Ltd. Please refer to Item 3 for further details.

Until March 2002 Stelax (U.K.) owned certain property and intellectual rights in Wales, United Kingdom comprising the Aberneath steel mill facilities (the "Aberneath Facility"). The property comprised of land, buildings, plant and machinery. Stelax (U.K.) produced two separate product lines through the Aberneath Facility: (i) Nuovinox(TM), a stainless steel cladded product with a carbon steel core utilizing the Company's unique patented manufacturing process and (ii) steel abrasive shot pellets which are used as an abrasive cleaner and polisher in steel manufacturing. See "--- Products", below.

In the opinion of the Company's management, interest in the Nuovinox product remains strong.

With the appointment of the Receiver to the U.K. company in March 2002 the Company's operations ceased. The Receiver appointed to Stelax (U.K.) was the firm of Kingston Smith & Partners of 60, Goswell Rd., London EC1M 7AD.

With the acquisition of the assets by the Receiver and subsequent purchase by an affiliate of the Company, the Company lost all ability to produce Nuovinox, including any inventory, facilities, equipment and intellectual property such as patents and trademarks. All the assets were subsequently acquired by an affiliate of the Company, see below and see Item 12. Certain Relationships and Related Transactions.

Between March 2002 and August 2003 (inclusive), the Receiver exercised complete managerial control over the assets of Stelax (U.K.). Final delivery against one outstanding order was made in March 2002 but since that time no production or deliveries took place. All but one of the employees of the U.K. company was made redundant in March 2002. During the period March 2002 and August 2003 the Receiver was authorized to undertake the sale of the U.K. company's assets either as a whole entity or on the basis of break up.

In June 2003 an affiliate of the Registrant Company, through an intermediary company (Timaran Ltd.), made a contract with the Receiver to purchase all of the Stelax (U.K.) assets held by the Receiver. The contract required staged payments over a three month licensed period. Timaran Ltd. started recommissioning and operating under this license agreement. In August Timaran completed the purchase of the U.K. assets from the Receiver. Timaran has assigned all its rights and interest to Stelax International Ltd., a private company organized in the United Kingdom and unassociated with Stelax Industries Ltd.

The Aberneath Facility ( also referred to as The Wern Works )

The Aberneath Facility, now owned by Timaran Ltd., is located at Briton Ferry, Neath in South Wales, United Kingdom. The facility is located on the banks of the River Neath beside a deep water wharf and close to highway and national rail links. The facility includes approximately five acres of land. The steel mill plant is divided into three bays, each approximately 650 feet long, for a total of approximately 130,000 square feet of production space. There is a separate building on the premises with approximately 8,000 square feet of office and administrative space.

The facility has an open air storage and preparation area covering approximately two acres of land for the purpose of preparing scrap metal for use in the Nuovinox product. The interior of the plant contains a modern walking beam furnace, a rolling mill, a cooling and finishing area and a quality control process area. All production areas in the plant are serviced by overhead gantries or pedestal mounted or mobile cranes.

During the year ended March 31, 2000, the Company produced limited quantities of Nuovinox for use by potential customers in their testing and evaluation of the product. During the fiscal year ended March 31, 2001, the Company sold limited quantities of its Nuovinox product. Some production occurred in the fiscal year ended March 31, 2002 but the Company had depleted its capital resources which ultimately resulted in the Receiver gaining control and title over the Aberneath facility which was subsequently sold to Wells Fargo Business Credit, Inc.

Products

With the sale of the Company's sole operating assets by the Receiver to an affiliate of the Company, the Company's operations ceased. Prior to the possession of the U.K company's assets by the Receiver, the Company had been capable of producing two distinct product lines at it's Aberneath facility: (i) the Company's patented Nuovinox product, a stainless steel cladded product with metallurigically joined carbon steel core and (ii) steel abrasive shot in various sizes marketed under the name Stelablast.

Nuovinox is a carbon steel product cladded with stainless steel. From raw stainless steel the Registrant created tubes several inches in diameter and filled the tubes with treated scrap steel, reducing and elongating the tubes in a proprietary process until the desired product was created, usually rebar 1/2 inch or larger in diameter with a core of carbon sheet and an outer casing of stainless steel. The most commonly produced product was rebar, but Nuovinox could be manufactured in flat bar, round bar and pipes of various sizes and dimensions. The resultant product, which generally consisted of up to 25% of stainless steel by weight, created a molecular bond between the carbon steel core and the stainless steel exterior. The raw materials for the rebar comes from very low grade scrap steel.

Nuovinox has corrosion resistant properties comparable to stainless steel and achieves superior level of mechanical strength when compared with solid stainless steels manufactured by other parties. The Company priced Nuovinox at approximately one-third of the price of stainless steel products.

The properties of the stainless steel cladding enable Nuovinox to be used for many applications which require an upgrading of carbon steel or a substitute for stainless steel, in particular where corrosion resistance, hygiene and aesthetics are determining factors. Prior to the possession of all of the Company's assets, the Company believed there was considerable interest in Nuovinox from customers around the world who expressed their intention of using the product in a variety of applications, a belief that continues.

Nuovinox competed with carbon and stainless steel based on the following properties and characteristics of Nuovinox:

          "    High level of corrosion resistance;

          " Stronger than pure stainless steel (when incorporating a high tensile carbon steel core);

          "    Strength and ductility superior to mild steel; and

          "    Minimal maintenance when incorporated in structures.

The abrasive products produced by the Company were produced as a by-product of the process used in producing Nuovinox. The Registrant believed that its abrasive product, Stelablast, offers a superior and longer lasting shot blast than conventional cast steel shot at a price of approximately 44% of conventional cast steel shot.

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

Despite the receivership of Stelax (U.K.) market interest in the Nuovinox product remains strong.

It is the Company's intention, subject to legal and financial restraints being removed, to incorporate other business activities in the future.

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

Nuovinox is a new product that has been extensively tested. During the 2001 fiscal year, the Company received various commitments for the use of the product. Further product acceptance may be affected by pricing and the other variables. Management of the Company is not aware of any product other than pure stainless steel that competes directly with Nuovinox.

Currency Fluctuations

It was anticipated that the Company's expenses and sales would be denominated in several currencies, including major European currencies, the US Dollar and the Yen. As a result the Company's operating income and cash flow was significantly exposed to currency fluctuations. Management's policy is to monitor the Company's exposure to currency risks, and, as appropriate, use financial forward or other instruments to minimize the effect of these fluctuations. No such instruments were held as of March 31, 2002 or 2003 and there was no assurance that the Company would be able to obtain such instruments.

Research and Development

During the last three fiscal years the Company has not spent any significant amounts on research and development.

Patents and Trademarks

The Company held approximately 70 worldwide patents for Nuovinox. The Company considered its patents important for the success of this product. Presently the Company does not have any patent rights.

Employees

As of September 15, 2004, the Company did not have any employees or independent contractors working for it.

ITEM 2.  PROPERTIES.

The Company's principal executive offices in the United States are located at a private residence, 5515 Meadow Crest Dr., Dallas, TX 75229. Until acquired by a Receiver in March 2002 the Company owned the land and buildings comprising the Aberneath Facility in Wales, United Kingdom. See Item 1. Business - The Aberneath Facility.

ITEM 3.  LEGAL PROCEEDINGS.

In March 2002 Stelax (U.K.) was placed into administrative receivership by the loan creditor, Wells Fargo Business Credit Inc., who were exercising powers and remedies available to them by law and by the Debenture and Guarantee dated June 30, 2000 and made between the Banc of America and Stelax (U.K.) and assigned to Wells Fargo Business Credit Inc. on the April 20, 2001. The Registrant's operations thus ceased. Stelax Industries, Ltd., and Stelax U.K were collectively the borrowers under the aforementioned Debenture and Guarantee. The preferential rights under the latter over other creditors included that of action to liquidate the assets of the Company and levy late payment interest and charges upon the borrowers. Wells Fargo exercised their power to appoint the Receiver to the U.K. company and gain control over the operational assets of the group. On January 31, 2003, the United States District Court for the Southern District of New York entered an Order of Judgment in favor of Wells Fargo Business Credit, Inc. against Stelax Industries, Ltd., and Stelax (U.K.) in the amount of $4,041,778.27 plus $911.46 per day for each day from August 22, 2002 until the entry of the judgment which occurred on January 31, 2003. The Company's calculation of cumulative interest to the March 31, 2002 was $ 433,998 and continued to provide for interest at the rate of $911.46 per each day throughout the fiscal year to March 31, 2003. The financial statements show a loan note payable of $ 3,645,833 and accrued interest of $766,513 at March 31, 2003. In the Order of Judgment, the judge adopted the magistrate's recommendations. The magistrate's recommendations indicated that the plaintiff filed a complaint against the defendants on March 5, 2002. On June 13, 2002, the Court's clerk issued a Certificate of Default and on July 2, 2002, the court entered the default judgment, referring the matter to the magistrate to determine damages. In August 2003 Timaran Limited purchased the assets of the U.K. company from the Receiver. Timaran Limited has assigned all its rights and interest in these assets to Stelax International Ltd., a private company unassociated with Stelax Industries Ltd. The judgement against Stelax Industries Ltd. still remains.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

During fiscal 2002 and 2003, the Registrant's Common Stock was quoted on the NASDAQ Bulletin Board System. The Registrant's Common Stock in the United States trades under the symbol "STAX". They represent inter-dealer prices and do not represent actual transactions. The range of the closing high and low bid and prices as quoted on the NASDAQ Bulletin Board from April 1, 2001 through March 31, 2003 is as follows:

       Fiscal 2002                      High               Low                      High               Low
       -----------                      ----               ---                      ----               ---


       First Quarter                    0.81               0.32                      0.87              0.36
       Second Quarter                   0.70               0.25                      0.73              0.27
       Third Quarter                    0.91               0.23                      0.97              0.26
       Fourth Quarter                   0.75               0.24                      0.78              0.27
                                                Bid                                             Ask
                                        ----------------------                      ------------------------
       Fiscal 2003                      High               Low                      High               Low

       First Quarter                    0.41               0.23                      0.43              0.25
       Second Quarter                   0.34               0.19                      0.50              0.23
       Third Quarter                    0.18               0.18                      0.505             0.21
       Fourth Quarter                   0.38               0.21                      0.46              0.24


The Registrant's Common Stock is also quoted on the Le Nouveau Marche of the Paris Stock Exchange. Trading on the Le Nouveau Marche commenced July 11, 1996.

Holders

As of September 15, 2004, there were approximately 200 holders of record of the Registrant's Common Stock.



Dividends

The future payment by the Registrant of dividends, if any, rests within the discretion of its Board of Directors and will depend upon the Registrant's earnings, if any, capital requirements and the Registrant's financial condition, as well as other relevant factors. The Registrant has not declared dividends since its inception, and has no present intention of paying cash dividends on its Common Stock in the foreseeable future.

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

ITEM 6.  SELECTED FINANCIAL DATA

The table below sets forth certain financial data for the Company for its fiscal years ended March 31, 2003 to 1999 and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein.

                                                                      YEARS ENDED MARCH 31,
                                                     2003              2002         2001           2000           1999
                                               --------------------------------------------------------------------------
                                                                    (restated)1  (restated)1    (restated)2    (restated)2
                                               ---------------------------------------------------------------------------
Sales                                             $       -        $    559,170   $    304,377   $    136,191   $   251,025
Gross Loss                                                -          (1,222,896)    (1,009,953)      (657,930)   (1,121,224)
Net Loss                                            (1,445,492)     (10,751,019)    (3,031,717)    (2,279,926)   (3,150,498)
Total Assets                                            73,694          148,308     10,328,918      9,586,346     9,624,208
Long Term Obligations                                     -                -         2,916,666           -             -
Total Liabilities                                    5,484,655        5,180,734      5,791,155      2,670,203     1,521,957
Common Stock Outstanding at year end                47,948,038       43,184,775     39,240,175     37,521,442    35,963,729
Net Loss per share                                $     (0.03)     $     (0.26)   $     (0.08)   $     (0.06)   $    (0.10)

1 See Note N in the Notes to Consolidated Financial Statements herein
2 The data for this period has been restated from that presented previously to reflect those adjustments set forth in Note N that affect these periods.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL PLAN OF OPERATION.

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

Liquidity and Capital Resources

With the Company's cessation of operations because of the receivership in March 2002 of Stelax (U.K.) and subsequent judgment against Stelax Industries Ltd, Stelax (U.K.)'s parent, the Company lacked any resources to conduct operations or to pay its creditors. The Company does not envisage being capable of either unless debt forgiveness is obtained from the loan creditor, Wells Fargo Inc. The financial statements have been prepared on the basis that the company is a "going concern". In the absence of any debt forgiveness from Wells Fargo the

Company cannot pay its debts and is not a "going concern". However the Directors of the Company do not believe that any material adjustments to the values of assets or liabilities would be necessary to reflect the "liquidation basis".

With the Company's plant facilities unencumbered, in July 2000 the Company's United States subsidiary entered into a Loan and Security Agreement with Bank of America Commercial Finance Corporation (the "Loan Agreement") whereby the Company obtained a Term Loan as well as Revolving Credit and Credit Accommodations. The maximum amount that could have been borrowed under the Loan Agreement was $5,750,000. The loan was subsequently assigned to Wells Fargo.

The proceeds from the term loan were used to fund operational losses to the extent necessary to cover the start up period for Nuovinox sales and to finance inventory and receivables to the extent that the Company needed funds in excess of borrowing under the Term Loan for inventory and receivables.

Financially, the Company had to achieve positive cash flow, including debt service, from the capital provided from the Loan Agreement. This goal seemed achievable because the Nuovinox product had received strong acceptance and a large number of orders. Production of Nuovinox began in large quantities in the first quarter 2001, the delay being caused by the development of processes unique to the product, development that had not been completed and implemented successfully until shortly before the Company's subsidiary entered into receivership in March 2002.

In fiscal 2001, cash used by operating and investing activities were funded through a line of credit. This line of credit resulted in $4,166,666 being infused into the Company. Net cash used in operations was $3,169,320, principally due to out net losses and an increase in working capital of $ 855,534. The increase in working capital was attributable primarily to the settlement of trade creditors following the receipt of loan funds. Offsetting the $3,169,320 in cash consumed in operations was $24,820 from the purchase of stock by affiliates of the Company. The Company had purchases of equipment and intangibles of $266,130. Accordingly, these uses of cash were funded by the $4,166,666 from the Company's institutional lender resulting in an increase in cash of $756,036 over the year taking cash balances to a year end position of $800,696. Interest paid out within the year amounted to $382,098.

In fiscal 2002, there were no other sources of funds to cover cash used by operating and investing activities and in March 2002, the U.K. subsidiary entered into receivership. The Company's cash position decreased by $796,594 in fiscal 2002 consuming the $800,696 cash balance that existed at the end of fiscal 2001. Operating activities consumed $519,386. While the Company lost $10,751,019, $7,027,482 was a non-cash write down of assets controlled by the receiver. Of the balance, $465,820 consisted of the non-cash depreciation charge. The majority of this amount was funded through an increase in accounts payable accruals, and payables to related parties of $2,058,566, an increase that was accrued for but not paid. Reductions in inventory, receivables, and other assets generated $514,733 cash. The Company utilized an additional $520,833 in cash to reduce debt, debt owed primarily to a commercial lender which triggered the receivership in March 2002. The Company received $322,755 from the sale of stock resulting in a cash decrease from financing activities of $198,078. There were no purchases of property, equipment or intangibles in this period and no cash payment in regard to interest within the year. The resulting year end cash & equivalents balance was $4,102.

In fiscal year 2003, there was no commercial activity within the Company. The Company consumed $1,285 cash. Cash used by operating activities was $60,162 and this was funded by a $1,276,001 increase in accounts payable and payables to related parties, accordingly, operating activities used $60,162 cash which was partly funded by $58,877 cash received from the sale of stock to affiliates of the Company. There were no purchases of property, equipment or intangibles in this period and no cash payment in regard to interest within the year. The resulting year end cash and equivalents balance was $ 2,817. In fiscal year 2003, the President of the Company and the President of the subsidiary converted debt owed to each into Common Stock of the Company. This conversion was in regard to a total debt of $1,008,080 and was converted for 4,241,273 shares.

At the present time the Company possesses no operational activities and lacks cash resources to either service or repay its debt. Debt forgiveness from its major creditor, Wells Fargo Inc. would allow the Company to reverse this position. Liquidation of the Company is not imminent and therefore the Directors have concluded that it is appropriate to prepare the financial statements on a going concern basis. The Company's audit report is modified because of this concern. The Directors of the Company do not believe that any material adjustments to the values of assets or liabilities would be necessary to reflect the "liquidation basis".

2003 versus 2002

The Company had no revenues in fiscal 2003 and incurred a loss of $1,445,492, $ 443,223 of which was interest expense (including $73,329 interest computed on warrants). The whole of these expenses were marketing, general and administrative expenses incurred in connection with administration of the registrant whilst the U.K. subsidiary, was under the control of the Receiver. Within the $1,002,269 loss from operations legal and accounting expense accounted for $214,048, bad debt write off for $ 37,711 and management and affiliate fees for $ 285,895. Many of the other expenses such as listing fees, travel and motoring, rent and insurance, phones, and advertising & marketing were accounted for within the account statements but were settled, in the first instance, by the President of the Company who subsequently recharged the Company accordingly. This increased related party debt was partly offset by conversion of debt into common stock The Plant was not operational throughout the period and therefore no cost of sales were incurred. The depletion of cash reserves meant that the company earned no interest within 2003 but continued to accrue interest on its debt to Wells Fargo. Of the $443,223 interest shown within the financial statements $ 332,000 was accrued interest on the Wells Fargo indebtedness. However total interest in 2003 was lower than in 2002 due mainly to the reduction in interest being accrued on a reduced related party loan.

2002 versus 2001

The Company's revenues increased to $559,170 in fiscal 2002 period compared to revenues of $304,377 in the earlier period, an 83.71% increase. Revenues in fiscal 2001 were less than fiscal 2002 because production of Nuovinox(TM), which began in the first quarter of fiscal 2001, was not as efficient as in fiscal 2002, such inefficiencies reflecting the development of manufacturing processes and resulting improvement of those processes continuing into the 2002 fiscal year. Revenues reflect the net sales value achieved less any discount, if any.

However, by the end of fiscal 2001 on March 31, 2001, the Company had used the maximum amount available under the Loan Agreement. The Company had to reduce staffing and limit production in the second quarter of fiscal 2002 due principally to the unavailability of capital to expand production and meet demand.

Cost of sales in fiscal 2002 were $1,782,066 compared to $ 1,314,330 in 2001, that is, in fiscal 2002 each $1.00 in revenue cost about $3.14 compared to $1.00 in revenue in fiscal 2001 costing about $2.31. Cost of sales figures incorporate the cost of direct raw materials and consumables consumed, plant repair and maintenance, overheads directly attributed to the running of the Plant and include direct and indirect wages together with factory staff salaries includes the portion of depreciation and amortisation in respect of plant utilized in the attainment of the revenue, $328,667 and $293,121 respectively. The balance of depreciation and amortisation is charged to selling, general and administration expenses. Freight charges are also included within the cost of sales figures. Management undertook analyses of individual expenses to identify where positive and / or negative variances to budget have occurred. Conclusions drawn were that efficiencies and subsequent cost reductions within the production process were being evidenced. The workforce was becoming more multi skilled and experienced, areas of process improvement had been identified and implemented, better utilization of power sources was being achieved and as labour and plant running costs are semi fixed in nature overall throughputs per man hour were rising as production levels rose. Cost of sales exceeded revenue in both years for a number of reasons. Despite the gross contribution (Revenue less cost of direct materials) being in excess of 55% for both years the volume of sales achieved had simply not been sufficient to generate the total gross contribution to cover the cost of direct material and all other costs incorporated into cost of sales.. Total production output and throughput per hour rates needed to be elevated against the backcloth of relatively fixed direct on-costs of wages, depreciation and other factory overheads. Better energy usage and the removal of the other inefficiencies would also be contributory factors. Additionally the Company could see further benefit accruing from being able to purchase its raw material in larger volumes and thus hopefully at lower cost.

Selling, general and administrative expenses include all other costs other than interest. Fiscal year 2002 saw an 4% increase in these expenses, from $1,520,428 to $ 1,579,935 with the greater part of this increase being due to higher insurance, legal and accountancy costs. Such costs are however relatively fixed in nature. Management reviews movements of overhead costs between years and also reviews their percentage relativity to revenues.

Interest income declined to $2,505 in fiscal 2002 from $92,840 in fiscal 2001. While declining interest rates on cash balances contributed to the decline in interest income between the two periods, the Company's cash balances declined throughout the 2002 fiscal year as operational losses consumed cash resulting in less cash earning interest as these balances declined. At the end of fiscal 2001, the Company had a cash balance of $800,696 which decreased throughout fiscal 2002 to $211,763, $45,327, $15,035 and $4,102 at the end of each succeeding fiscal quarter. As cash decreased, borrowing under the Company's credit facilities increased such that interest expense increased in fiscal 2002 to $923,211 from $594,176 in fiscal 2001.

Included within the Company's consolidated statement of operations was that of the investment write down and other charges associated with the U.K. subsidiary being placed under administrative receivership in March 2002. A total charge of $7,027,482 is included in the total net loss of $ 10,751,019.

Accounting Policies

The Company's accounting policies are detailed in Note A to the Consolidated Financial Statements. The Company follows US GAAP. In applying these accounting policies in the preparation of the consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods covered. The following is a summary of certain critical accounting policies of Stelax Industries which are impacted by judgments and uncertainties and for which different amounts would be reported under a different set of conditions or using different assumptions.

Revenue recognition -- Stelax Industries pursues its policy on revenue recognition in line with the guidance given in SAB 101. In recognizing revenue the company looks to the existence of a contract to sell the goods to the buyer, that delivery has occurred, that the Company's price to the to the buyer has been fixed and that collectibility is reasonably assured. It records revenue upon receipt and acceptance by the customer. Once product is delivered and accepted there are no further consequential performance obligations on the seller in regard to that delivery. For the years ended March 31, 2003, 2002, and 2001, there was no unbilled revenue included in total revenues and at the fiscal year end of March 31, 2003 all cash against billed revenue had been received within the fiscal year itself. This also applied to the position at the year end March 31, 2002. At March 31,2001 $111,981 was due from trade debtors but had been fully received at the time of financial statement preparation. The $111,981 was comprised of monies owed by nominated USA Department of Transport nominated sub-contractors who had accepted delivery of the respective product. Collectibility of such monies was deemed assured in any case at fiscal year end. However as a precautionary measure the Company serves notice on the customer that Title Transfer becomes effective on the day that that payment for goods is received and cleared, failing which the Company has the right to recover those goods in the event of customer default. Goods in transit are subject to insurance cover put in place by the Company, the Seller and therefore the Company removes the risk of loss of revenue whilst the goods are in transit to the buyer.

RECENTLY ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS

In view of the fact that the Company has no operations no recently issued but not yet adopted accounting pronouncements are expected to have a material impact on the Company's results of operations or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company does not engage and has not engaged in any hedging activities. In particular, the Company does not hedge, nor has it hedged, its sales for currency fluctuations, and, accordingly, does not acquire market risk sensitive instruments. Over the last two fiscal years, market risks have been negligible because of the small amount of operations in which the Company has engaged.

After the Company's U.K. subsidiary was placed into administrative receivership in March 2002, the Company's operations effectively ceased, and prior to that time the Company's primary market risk was a currency exchange rate risk. The Company did not engage in management of that risk.

In January 2003 a United States Federal District Court entered a judgment against the Company (See Item 3. Legal Proceedings) in the amount $4,041,778.27 plus interest. The judgment is denominated in United States Dollars, and the Company does not believe that it is appropriate to engage in financial risk management of this judgment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The debt shown in the balance sheet at March 31, 2003 comprises of $390,230 payable to trade creditors, $682,079 payable to related parties, and $ 4,412,346 payable on the Wells Fargo loan note. All are overdue for payment. The latter item is comprised of $3,645,833 loan capital outstanding and $766,513 on-going accrued interest. Wells Fargo was the creditor that appointed the Receiver in March 2002.

See the consolidated financial statements beginning at page F-2 of this Form 10-K Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES.

Annual Evaluation of Our Disclosure Controls and Internal Controls

Within the 90 days prior to the date of this Annual Report on Form 10-K, management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and the internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), both offices being performed by Harmon H. Hardy. Following are the conclusions of Mr. Hardy, acting as the Company's CEO and the CFO, with respect to the effectiveness of our disclosure controls and internal controls as of March 13, 2003.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this Annual Report on Form 10-K there are certifications of the CEO and the CFO. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report is the information concerning the controls evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, or the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal controls are procedures which are designed with the objective of providing reasonable assurance that the Company's transactions are properly authorized, its assets are safeguarded against unauthorized or improper use and transactions are properly recorded and reported, all to permit the preparation of the Company's financial statements in conformity with generally accepted accounting principles.

Scope of the Controls Evaluation

The evaluation of our disclosure controls and our internal controls by our CEO and our CFO included a review of all previously existing controls as well as those recently implemented by the Company and the effect of the controls on the information generated for use in this Annual Report on Form 10-K. In the course of the controls evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The internal controls are also evaluated on an ongoing basis by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's disclosure controls and internal controls and to make modifications as necessary, with the intent being that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, management sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's internal controls, or whether any acts of fraud involving personnel who have a significant role in the internal controls were identified. This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 certifications of the CEO and the CFO require that the CEO and the CFO disclose such information to the Company's Board of Directors, which acts as the Company's Audit Committee, and to the independent auditors and to report on related matters in this section of the Annual Report on Form 10-K. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions." These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. Management also sought to deal with other controls matters in the controls evaluation and, in each case if a problem was identified, to consider what revision, improvement and/or correction to make in accordance with ongoing procedures.

Conclusions

Based upon the controls evaluation, Mr. Hardy, acting as the Company's CEO and CFO has concluded that the Company's disclosure controls are effective to ensure that material information relating to the Company is made known to management particularly during the period when the Company's periodic reports are being prepared, and that the Company's internal controls are effective to provide reasonable assurance that the Company's financial statements are fairly presented in conformity with generally accepted accounting principles. Further, since the date of the controls evaluation to the date of this Annual Report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

Directors and executive officers are elected to serve until each's respective successor is elected and qualified, typically at the next ensuing annual meeting of stockholders. The directors and executive officers of the Company as of March 31, 2000 are as follows:


Name and Age              Position                       Served In Office Since


Harmon S. Hardy, 74       Chairman of the                            1987
                          Board, President
                          and Chief Financial Officer

Ruben Grubner, 47         Director                                   1995


William D. Alexander, 54  Director                                   1996



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


Audit Committee

The Company does not have an audit committee.

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

The Company believes all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with through March 31, 2003, except that the directors failed to file timely reports regarding the grant of stock options.

Code of Ethics

Given that the Company's operations have been in receivership, the Company has not adopted a Code of Ethics for the principal executive officer, principal financial officer, or principal accounting officer or controller.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation to the Company's chief executive officer at March 31, 2003 for services rendered during the fiscal years ended March 31, 2003, 2002, and 2001. The table includes for the same periods those individuals receiving in excess of $100,000 per year.

                             Annual Compensation (1)
                                                                                               Stock All Other
                                                                                    Options         Compensa-
           Name              Year       Salary           Bonus         Other       (Shares)           tion
-------------------------  --------- ------------   -------------    -----------  ------------   ------------
Harmon S. Hardy              2003     $   144,000     $     -        $    -              -       $     9,000  (2)
Chairman of the              2002     $   144,000     $     -        $    -              -       $     9,000  (2)
   Board of Directors,       2001     $   144,000     $     -        $    -              -       $     9,000  (2)
   President and Chief
   Financial Officer


A. Cacace                    2003     $   126,895     $     -        $    -              -       $     6,889  (3)
Managing Director            2002     $   133,805     $     -        $    -              -       $     6,226  (4)
   of Stelax (U.K.)          2001     $   145,800     $     -        $    -              -       $     6,226  (4)


(1) The compensation described in the table does not include the cost to the Company of benefits furnished to certain officers, including premiums for health insurance, and other personal benefits provided to such individuals that are extended in connection with the conduct of the Company's business. No executive officer named above received other compensation in excess of the lesser of $50,000 or 10% of such officer's salary and bonus compensation. Any other payments to officers of the Company were direct reimbursements to those officers for payment outlays made on behalf of the Company and in respect of business expenses.
(2)      Includes a monthly car allowance which has been accrued but not paid.
(3) Mr. Cacace's salary was paid in Pounds Sterling and converted at the rate of 1.41 pounds per Dollar. Of $126,895 salary, $74,250 was accrued but not paid. See 2003 versus 2002 commentary on page 10.
(4)      The entire amount was accrued but not paid.

2002 Option Grants

There were 200,000 options granted to Mr. Hardy during the fiscal year ended March 31, 2002. In addition the exercise date on 1,350,000 of options granted to Mr. Hardy was extended from January 2002 to January 2005 during the fiscal year ended March 31, 2002. The appraised market value of the company's stock at the time option grant was extended was below the exercise price. There were no options granted to Mr. Cacace during the fiscal year ended March 31, 2002, however the exercise date on 500,000 of options granted to Mr. Cacace was extended from January 2002 to January 2005 during the fiscal year ended March 31, 2002. The appraised market value of the company's stock at the time option grant was extended was below the exercise price.


See Item 12. Certain Relationships and Related Transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth, as of March 31, 2003, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) each of the executive officers of the Company;
(iii) each director of the Company; and (iv) all officers and other directors as a group:


                                                                            Shares of Common
                                                                           Stock Beneficially           Percentage
Name and Address of Beneficial Owner (1)                                          Owned                  of Class
---------------------------------------------------                   --------------------------     ----------------
Harmon S. Hardy, Jr.
   4004 Belt Line Road, Suite 107
   Dallas, TX 75244                                                            11,916,061        (2)          23.83%


Ruben Grubner                                                                     100,000        (3)            *


William D. Alexander                                                              200,000        (4)            *


All Officers and other Directors as a Group                                    11,382,182                     22.76%


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


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of March 31, 2003 and 2002, the Company owed an aggregate of $682,079 and $864,250, respectively, to Mr. Hardy, the Company's President, and to his affiliates. These amounts are payable on demand. Effective January 12, 1999, Mr. Hardy began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% per annum. The Company granted 600,000 warrants to purchase common stock of the Company at $0.30 per shares as consideration of the credit line. In fiscal year 2000, the line of credit was extended to $1,200,000 at the same interest rate, and the Company granted Mr. Hardy a warrant to purchase an additional 600,000 shares of common stock for $0.50 per share. The warrants may be exercised for a period of five years from the date of the grant. At March 31, 2003 and 2002, $309,164 and $478,283 of the total owed to Mr. Hardy represented draws on the line of credit and interest.

Subsequent to March 31, 2003, Audit fees of 17,000 pound sterling have been paid personally by Mr. Hardy in respect of March 31, 2003 and 2002.

At March 31, 2003 and 2002, the Company owed to Mr. Cacace personally $74,250 and $0, respectively.

On January 1, 1999, and again on December 15, 2000, Mr. Hardy and the President of a subsidiary converted debt owed to each into common stock of the Company. The conversion resulted in the Company issuing 1,125,000 and 1,500,000 shares of common stock being issued in exchange for $225,000 and $375,000 of debt, respectively. The exchange ratio was at current market price of the common stock. In fiscal year 2002 Mr. Hardy and Mr. Cacace converted debt owed to each into common stock of the Company. The conversion resulted in the Company issuing 3,100,000 shares of common stock, being issued in exchange for $ 775,000 debt. In fiscal year 2003 Mr. Hardy and Mr. Cacace converted debt owed to each into common stock of the Company. The conversion resulted in the Company issuing 4,582,182 shares of common stock, being issued in exchange for $ 1,088,080 debt. The exchange ratio was at the current market price of the Common Stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Not Applicable

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a) See "Index to Consolidated Financial Statements" included at F-1 of this Form 10-K Annual Report for a listing of financial statements and schedules filed as a part of this Form 10-K Annual Report.

(b) The following exhibits are or have been filed as a part of this Annual Report on Form 10-K:

Exhibit
Number   Description of Exhibit                              Location of Exhibit

3(a)     Certificate of Incorporation of the Company                          a

3(b)     Memorandum of Association of the Company                             a

3(c)     Articles of the Company                                              a

3(d)     Amendment to Articles of the Company                                 a

3(e)     Amendment to Articles of the Company
           changing the name to "Stelax Industries Ltd."
                                                               Previously filed
4(a)     Form of Stock Certificate                                            a

4(b)     Form of 7% Convertible Note due August 31, 1997                      c

4(c)     Form of Common Stock Purchase Warrant                                b

10(a)    Sale and Purchase Agreement dated August 4, 1995 by and
           between Shipyard Limited and ZX(U.K.) Limited
           (c/k/a Stelax (U.K.) Limited)                                      b

10(b)    Agreement for Sale and Purchase of Assets by and between
           Camborne Industries PLC (in receivership) and ZX(U.K.) Limited
           (c/k/a Stelax (U.K.) Limited)                                      b

10(c)    Agreement relating to the land and buildings at Wern Works,
           Briton Ferry Neath by and between Maritime Transport
           Services Limited and ZX(U.K.) Limited (c/k/a Stelax (U.K.)
           Limited)                                                           b

10(d)    Variation Agreement dated November 13, 1995 by and between
           Camborne Industries PLC and ZX(U.K.) Limited
           (c/k/a Stelax (U.K.) Limited)                                      b

10(e)    Agreement dated November 13, 1995 by and between
           Maritime Transport Services Limited and ZX(U.K.) Limited
           (c/k/a Stelax (U.K.) Limited)                                      b

10(f)    Chattel Mortgage dated November 13, 1995 by and between
           ZX(U.K.) Limited and Camborne Industries PLC (c/k/a Stelax
           (U.K.) Limited)                                                    b

10(g)    Patent Mortgage dated November 13, 1995 by and
           between ZX(U.K.) Limited and Camborne Industries PLC
           (c/k/a Stelax (U.K.) Limited)                                      b

10(h)    Trademarks Mortgage dated November 13, 1995 by and between
           ZX(U.K.) Limited and Camborne Industries PLC
           (c/k/a Stelax(U.K.) Limited)                                       b

21(a)    Subsidiaries of the Company

           Stelax (U.K.) Limited, a United Kingdom subsidiary
           Stelax USA, Inc., a Delaware corporation

31*      Certification of the Chief Executive Officer and Chief Financial
           Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002
32*      Certification of the Chief Executive Officer and Chief Financial
           Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002

         *Filed herewith

         a. Incorporated by reference from the Form S-18 Registration Statement, as amended (No. 33-27667-FW), for the Company.

         b. Incorporated by reference from the Form 8-K dated November 7, 1995.

(c)      Reports on Form 8-K.
                  No reports on Form 8-K were filed during the last fiscal quarter of 2003.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stelax Industries Ltd
British Columbia, Canada


We have audited the accompanying consolidated balance sheet of Stelax Industries Ltd and subsidiary as of March 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three year period ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stelax Industries Ltd and subsidiary as of March 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three year period ended March 31, 2003 in conformity with accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note I to the financial statements, at March 31, 2003, the Company was not in compliance with certain covenants of its long-term loan agreement as a consequence of which a Receiver was appointed to the company's U.K. subsidiary and a judgement was made against the company. As discussed in Note I there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note N, the accompanying financial statements for the years ended March 31, 2002 and 2001 have been restated.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP
Cardiff, U.K.

Date 20 December, 2004

                              Stelax Industries Ltd

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)


                                     ASSETS

                                                                                                              Restated
                                                                                        March 31,             March 31,
                                                                                        2003                    2002
                                                                                    -------------         -------------

CURRENT ASSETS:
   Cash and cash equivalents                                                        $       2,817         $       4,102
   Receivable from related parties                                                          3,000                 3,000
                                                                                     ------------         -------------
     Total Current Assets                                                                   5,817                 7,102

OTHER ASSETS                                                                               67,877               141,206
                                                                                     ------------         -------------

TOTAL ASSETS                                                                        $      73,694         $     148,308
                                                                                    =============         =============




                 See notes to consolidated financial statements.

                              Stelax Industries Ltd

                                 BALANCE SHEETS
                      (Presented in United States dollars)

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                                                                              Restated
                                                                                        March 31,             March 31,
                                                                                        2003                    2002
                                                                                    -------------         -------------
CURRENT LIABILITIES:
   Accounts payable                                                                 $     390,230         $     206,653
   Payable to related parties                                                             682,079               894,250
   Accrued interest                                                                       766,513               433,998
   Note payable--short term                                                             3,645,833             3,645,833
                                                                                    -------------         -------------

   Total Current Liabilities                                                            5,484,655             5,180,734

STOCKHOLDERS' DEFICIT:
   Common stock - 50,000,000 shares authorized, no stated par value; issued and outstanding 47,948,038 and 43,184,775 shares at March 31,
     2003 and 2002, respectively                                                       26,348,674            25,281,717
   Additional paid in capital                                                             477,060               477,060
   Accumulated deficit                                                                (32,236,695)          (30,791,203)
                                                                                    -------------         -------------

   Total Stockholders' Deficit                                                      $  (5,410,961)        $  (5,032,426)
                                                                                    -------------         --------------

TOTAL LIABILITIES AND
   STOCKHOLDERS' DEFICIT                                                            $      73,694         $     148,308
                                                                                    =============         =============



                See notes to consolidated financial statements.

                             Stelax Industries Ltd.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)



                                                                  Year Ended
                                               --------------------------------------------------

                                                                   Restated         Restated
                                                 March 31,         March 31,        March 31,
                                                   2003              2002             2001
                                               -------------    -------------     -------------

Revenues                                       $      -         $     559,170     $     304,377
Cost of sales                                         -             1,782,066         1,314,330
                                               -------------    -------------     -------------

Gross loss                                            -            (1,222,896)       (1,009,953)

Selling, general and administrative expenses
(including depreciation and
   amortization of $0, $219,500 and $262,110
   for the years ended March 31, 2003, 2002
   and 2001, respectively)                         1,002,269        1,579,935         1,520,428
                                               -------------    -------------     -------------

Loss from operations                              (1,002,269)      (2,802,831)       (2,530,381)

Other income (expense):
   Interest income                                    -                 2,505            92,840
   Interest expense                                 (443,223)        (923,211)         (594,176)
   Investment write-downs                             -            (7,027,482)             -
                                                ------------       ----------      ------------

Net loss                                       $  (1,445,492)   $ (10,751,019)    $  (3,031,717)
                                               =============    =============     ===============

Weighted average shares of common stock
   - basic and diluted                            44,446,718       41,220,912        37,993,516
                                               =============    =============     =============

Net loss per share - basic and diluted         $      (0.03)    $      (0.26)     $      (0.08)
                                               ============     ============      ============







                See notes to consolidated financial statements.

                              Stelax Industries Ltd


      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
                      (Presented in United States dollars)


                                                                    Additional                                           Total
                                               Common Stock           Paid in   Accumulated    Translation           Comprehensive
                                         Shares          Amount       Capital     Deficit      Adjustments   Total       Loss
                                      -------------   ------------   -------   ------------   ----------     -----   -------------

BALANCE at March 31, 2000 (Restated)     37,521,442  $  23,686,222   $353,984  $(17,008,467) $  195,679 $ 7,227,418  $

Common stock issued during the period:
  $.25 per share for related party
  note payable conversion                 1,500,000        375,000       -             -           -        375,000          -
  $.30 per share                             82,733         24,820       -             -           -         24,820          -
Stock based compensation                    136,000         97,920       -             -           -         97,920          -
Issuance of warrants                           -              -       123,076          -           -        123,076          -
Foreign currency translation adjustment        -              -          -             -         26,453      26,453        26,453
Net loss                                       -              -          -       (3,031,717)       -     (3,031,717)   (3,031,717)
                                                                                                                       ----------
COMPREHENSIVE LOSS                                                                                                     (3,005,264)
                                        -----------   ------------    -------   -----------     -------   ----------   ==========

BALANCE at March 31, 2001 (Restated)     39,240,175  $  24,183,962   $477,060  $(20,040,184) $  222,132 $ 4,842,970

Common stock issued during the period:
   $.25 per share for related party note
   payable conversion                     3,100,000        775,000       -             -           -        775,000          -
   $.30 to $.50 per share                   844,600        322,755       -             -           -        322,755          -
Foreign currency translation adjustment        -              -          -             -       (222,132)   (222,132)     (222,132)
Net loss                                       -              -          -      (10,751,019)       -    (10,751,019)  (10,751,019)
                                                                                                                      -----------
COMPREHENSIVE LOSS                                                                                                   $(10,973,751)
                                        -----------   ------------    -------   -----------   ---------   ---------   ===========

BALANCE at March 31, 2002 (Restated)     43,184,775  $  25,281,717   $477,060  $(30,791,203) $     -    $(5,032,426)

Common Stock issued during the period;
   $.22 per share for related party debt
   conversion                             4,582,182  $   1,008,080       -             -           -    $ 1,008,080
   $.30 to .50 per share                    181,081         58,877       -             -           -         58,877
Net Loss                                       -              -          -       (1,445,492)       -     (1,445,492)   (1,445,492)
                                        -----------   ------------    -------   -----------   ---------
COMPREHENSIVE LOSS                                                                                                   $ (1,445,492)
                                        -----------   ------------    -------   -----------   ---------   ---------    ----------

BALANCE at March 31, 2003                47,948,038  $  26,348,674   $477,060  $(32,236,695) $     -    $(5,410,961)
                                        ===========   ============    =======  = ==========   =========   ==========




                See notes to consolidated financial statements.

                              Stelax Industries Ltd

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Presented in United States dollars)

                                                                                   Year Ended
                                                                ------------------------------------------------
                                                                                    Restated          Restated
                                                                   March 31,        March 31,         March 31,
                                                                     2003             2002              2001
                                                                ------------     -------------    -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net loss                                                     $ (1,445,492)    $ (10,751,019)   $ ( 3,031,717)
   Adjustments to reconcile net loss
     to net cash used by operating activities:
       Depreciation & amortization                                      -              465,820          490,867
       Stock based compensation                                         -                 -              97,920
       Stock based interest expense                                  109,329           164,001          129,144
       Investment write-down                                            -            7,027,482             -
   Changes in operating assets and liabilities
       Receivables                                                      -              102,754          (49,534)
       Inventory and prepaids                                           -              209,975           (7,536)
       Other assets                                                     -              202,004         (143,237)
       Accounts payable and accruals                                 516,092         1,826,982         (725,487)
       Payable to related parties                                    759,909           232,615           70,260
                                                                 -----------      ------------     ------------

Net cash used by operating activities                                (60,162)         (519,386)      (3,169,320)

CASH FLOW FROM INVESTING ACTIVITIES

   Purchase of property, equipment &
     intangibles                                                        -              (79,130)        (266,130)
                                                                 -----------      ------------     ------------

Net cash used by investing activities                                   -              (79,130)        (266,130)

CASH FLOW FROM FINANCING ACTIVITIES:

   Net proceeds from common stock issuance                            58,877           322,755           24,820
   Note payable borrowings                                              -                 -           4,166,666
   Note payable payments                                                -             (520,833)            -
                                                                 -----------      ------------     ------------

Net cash provided by financing activities                             58,877          (198,078)       4,191,486
                                                                ------------      ------------     ------------

Net increase (decrease) in cash and cash
   equivalents                                                        (1,285)         (796,594)         756,036

Cash and cash equivalents at beginning
   of year                                                             4,102           800,696           44,660
                                                                 -----------      ------------     ------------

Cash & cash equivalents at end of year                          $      2,817     $       4,102    $     800,696
                                                                  ==========      ============     ============

   Interest paid                                                $     37,379     $     260,212    $     382,098
                                                                  ==========      ============     ============
   Income taxes paid                                            $       -        $        -       $        -
                                                                  ==========      ============     ============

NON-CASH INVESTING AND FINANCING
   ACTIVITIES

   Receivable from related parties                              $    141,480     $        -       $        -
   Issuance of stock for related party payable                     1,008,080           775,000          375,000
   Issuance of warrants                                                 -                 -            (123,076)
   Payment of payable to related parties                          (1,149,560)         (775,000)        (399,820)
                                                                 -----------      ------------     ------------

                                                                $       -        $        -       $        -
                                                                 ===========      ============     ============


                See notes to consolidated financial statements.

                             STELAX INDUSTRIES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States Dollars)


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Stelax Industries, Ltd. (a Canadian corporation) formerly Zfax Image Corp., (the "Company") was incorporated on May 5, 1987, primarily to develop and produce portable facsimile machines. These operations were conducted through the Company's formerly owned subsidiary, Zfax, Inc.

On July 11, 1995, the Company incorporated Stelax (U.K.) Limited ("Stelax") as a wholly owned subsidiary in the United Kingdom to acquire certain assets of a steel mill in West Glamorgan, Wales and establish operations in the stainless steel manufacturing business. The financial statements for the years ended March 31, 2001 and 2000 include the accounts of the Company and its U.K. subsidiary. The operating loss of this subsidiary was $2,223,244, and $2,080,970 for the years ended March 31, 2001 and 2000 and it had identifiable assets of $9,362,218 at March 31, 2000. All significant intercompany balances and transactions were eliminated. On March 7, 2002 an Administrative Receiver was appointed to manage the assets covered by the note payable agreement. The financial statements at March 31,2002 consolidate the results of the subsidiary up to March 7,2002, thereafter the subsidiary has been reported using the cost method The operating loss of this subsidiary was $2,295,227 up to March 7 2002. The company considers the investment in the subsidiary to be worthless. Accordingly the investment has been written off at March 31, 2002 resulting in a loss of $7,027,482.

The Company's consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (US
GAAP). The financial statements have been prepared on the basis that the company is a "going concern". In the absence of any debt forgiveness from Wells Fargo the Company cannot pay its debts and is not a "going concern". However the Directors of the Company do not believe that any material adjustments to the values of assets or liabilities would be necessary to reflect the "liquidation basis" and believe that the Company can become a going concern again in the future but hinges this opinion on the willingness of the loan creditor, Wells Fargo, to grant debt forgiveness. It would become a going concern by incorporating other business activities into the Group. The Company is in default of covenants and repayment schedules on the Term Loan, Revolving Credit and Credit Accommodations with Wells Fargo Business Credit, inc. As a result of these defaults on March 7,2002 Wells Fargo appointed an Administrative Receiver to the subsidiary under the terms of the debenture instrument to manage the assets covered by the note payable agreement. The group's operations therefore ceased from this point. . On January 31, 2003, the United States District Court for the Southern District of New York entered an Order of Judgment in favor of Wells Fargo Business Credit, Inc. against Stelax Industries, Ltd., Stelax (U.K.), and Stelax Industries in the amount of $4,041,778.27 plus $911.46 per day for each day from August 22, 2002 until the entry of the judgment which occurred on January 31, 2003. In the Order of Judgment, the judge adopted the magistrate's recommendations. The magistrate's recommendations indicated that the plaintiff filed a complaint against the defendants on March 5, 2002. On June 13, 2002, the Court's clerk issued a Certificate of Default and on July 2, 2002, the court entered the default judgment, referring the matter to the magistrate to determine damages. In August 2003 Timaran Limited purchased the assets of the U.K. company from the Receiver. Timaran Limited has assigned all its rights and interest in these assets to Stelax International Ltd., a private company unassociated with Stelax Industries Ltd. The judgement against Stelax Industries Ltd. still remains.

DECONSOLIDATION OF STELAX (U.K.)

Under generally accepted accounting principles consolidation is generally required for investments of more than 50% of the outstanding voting stock of an investee except when control is not held by the majority owner.

On March 7, 2002 a Receiver was appointed to Stelax (U.K.) pursuant to a debenture instrument executed over the whole of the assets of the company in favour of Bank of America Finance Corporation dated June 30, 2000 and assigned to Wells Fargo Business Credit Inc on April 20, 2001.

Accordingly from March 7, 2002 control rests with the Receiver not Stelax Industries.

The results of Stelax (U.K.) have been consolidated up to March 7, 2002. Thereafter Stelax (U.K) has been reported using the cost method. At March 7, 2002 Stelax (U.K.) had net assets of $7,249,614 principally consisting of plant and equipment at the Aberneath facility in South Wales, United Kingdom, including $222,132 of amounts related with foreign currency translation, included in Cumulative Translation Adjustment. Following the appointment of the Receiver this investment was reported as a single line item in "Investments" using the cost method. However, Stelax Industries does not expect to recover any monies from the Receiver in respect of this investment. This investment has therefore been written off, and a loss of $7,027,482 has been recorded in the income statement for the year to March 31, 2002.

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

DEPRECIATION AND AMORTIZATION

Depreciation is provided using the straight-line method over the estimated useful lives of their assets as follows:

         Buildings                          20 years
         Plant and equipment                4 to 20 years
         Intangible assets (Patents)        12 years

Total Depreciation and amortisation in the years ended March 31 2003, 2002 and 2001 were $ 0, $ 548,167, and $ 555,231 respectively. In the consolidated statement of operations depreciation and amortisation on plant utilized in the attainment of revenue appears within cost of sales and are $0, $ 328,667 and $ 293,121 respectively. The remaining depreciation and amortisation are included within selling, general and administration expenses.

RESEARCH AND DEVELOPMENT

Research and development expenses are charged to operations as incurred. There were no research and development costs of any significance for the years ended March 31, 2003, 2002, and 2001. Process improvement costs are expensed as they arise.

USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for impaired long-lived assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". This standard prescribes the method for asset impairment evaluation for long-lived assets and certain identifiable intangibles that are either held and used or to be disposed of. The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

COMPREHENSIVE LOSS

Comprehensive loss is reported in accordance with SFAS No. 130, "Reporting Comprehensive Income." Other comprehensive loss includes foreign currency translation adjustments.

WARRANTS

The proceeds received upon issuance of debt and detachable warrants is allocated between the debt and the warrants on a relative fair value basis. The fair value of the warrants is determined with reference to a Black-Scholes valuation model. Any resulting debt discount is amortised over the term of the debt using the effective interest rate method.

The fair value of warrants issued in connection with the grant of a line of credit is deferred and recognized in the income statement on a straight-line basis over the period under which the credit facility is available. When amounts are drawn down the unamortized deferred warrant cost is allocated, on a pro-rata basis, between the draw down amount and remaining available credit facility. The portion allocated to the draw down amount is recognized over the period of the loan using the effective interest rate method.

OTHER ASSETS

The balance of other assets at 31st March 2002 was zero. The remaining balance of the financing costs associated with the Term Loan which had been subject to amortisation over the life of the loan was written off at March 31, 2002.

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

FOREIGN CURRENCY TRANSLATION

In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," exchange adjustments resulting from foreign currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected in accumulated other comprehensive income (loss). The cumulative currency translation loss as of March 31, 2003 was $nil. Gains and losses on foreign currency transactions for the fiscal years ended March 31, 2003, March 31, 2002 and March 31, 2001 resulted in net foreign currency gains/(losses) of $ nil, $(222,132) and $26,453 respectively.

FINANCIAL INSTRUMENTS

The fair values of financial instruments are determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

REVENUE RECOGNITION

Stelax Industries pursues its policy on revenue recognition in line with the guidance given in SAB 101. In recognizing revenue the company looks to the existence of a contract to sell the goods to the buyer, that delivery has occurred, that the Company's price to the to the buyer has been fixed and that collectibility is reasonably assured. It records revenue upon receipt and acceptance by the customer. Once product is delivered and accepted there are no further consequential performance obligations on the seller in regard to that delivery. For the years ended March 31, 2003, 2002, and 2001, there was no unbilled revenue included in total revenues and at the fiscal year end of 31 March 2003 all cash against billed revenue had been received within the fiscal year itself. This also applied to the position at the year end 31st March 2002. For both of these years revenue recognition is therefore not an issue. At the 31st March 2001 $111,981 was due from trade debtors but had been fully received at the time of financial statement preparation. The $111,981 was comprised of monies owed by nominated USA Department of Transport nominated sub-contractors who had accepted delivery of the respective product. Collectibility of such monies was deemed assured in any case at fiscal year end. However as a precautionary measure the Company serves notice on the customer that Title Transfer becomes effective on the day that that payment for goods is received and cleared, failing which the Company has the right to recover those goods in the event of customer default. Goods in transit are subject to insurance cover put in place by the Company, the Seller and therefore the Company removes the risk of loss of revenue whilst the goods are in transit to the buyer.

STOCK BASED COMPENSATION

The Company accounts for its stock-based compensation related to its employees under APB 25 and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123" ("SFAS No. 148").

SFAS 123 requires disclosure of pro forma information regarding net income and earnings per share had compensation cost been determined using the fair value method. The fair value of the Company's stock based awards was estimated as of the date of grant using the Black-Scholes option pricing model. Limitations on the effectiveness of the Black-Scholes option valuation model are that it was developed for use in estimating the fair value of trade options which have no vesting restriction and are fully transferable and that the model requires the use of highly subjective assumptions including expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock based awards. The fair value of options granted was estimated assuming no dividends and using the following weighted average assumptions.

The following tables set forth the required annual reconciliation of reported and Pro Forma Net Income and EPS under SFAS No. 148:

                                                            2003                2002               2001
Net (Loss) applicable to common stock                 $   (1,445,492)   $   (10,751,019)     $    (3,031,717)
     Deduct: Total stock-based employee
       compensation expense determined
       under fair value based method for
       all awards granted net of related
       tax effects                                              -              (894,301)             (49,231)
                                                      --------------    ---------------      ---------------
Pro Forma Net Loss                                    $   (1,445,492)   $   (11,645,320)     $    (3,080,948)
                                                      ==============    ===============      ===============

Average shares outstanding - basic                        44,446,718         41,220,912           37,993,516

Average shares outstanding - diluted                      44,446,718         41,220,912           37,993,516

Per share as reported (basic and diluted)             $        (0.03)   $         (0.26)     $         (0.08)
                                                      ==============    ===============      ===============

Per share pro forma (basic and diluted)               $        (0.03)   $         (0.28)     $         (0.08)
                                                      ==============    ===============      ===============


B.       RELATED PARTY TRANSACTIONS

As of March 31, 2003 and 2002, funds were due to the President and his affiliates totaling $682,079 and $864,250 respectively. These amounts are payable on demand. Effective January 12, 1999, the President of the Company began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% and 600,000 warrants to purchase Common Stock of the Company at $.30 a share were issued as consideration for such credit line. In fiscal year 2000, the line of credit was extended to $1,200,000 at the same interest rate. An additional 600,000 warrants were issued at $.50 a share. The warrants are valid for five (5) years. The fair value calculated using the Black-Scholes option valuation model was $353,984 and as such additional paid in capital and pre-paid interest has been recognized . The interest is being amortised over the life of the loans using the interest method. At March 31, 2003 and 2002, $167,684 and $478,283 of the total owed to the President represented draws on the line of credit and accrued interest.

At March 31, 2003 and 2002, the Company owed the President of the subsidiary $74,250 and $nil, respectively.

In fiscal year 2003, the President of the Company and the President of the subsidiary converted debt owed to each into Common Stock of the Company. This conversion was in regard to a total debt of $1,008,080 and was converted for 4,582, 182 shares. During fiscal year 2002, the President of the Company and the President of the subsidiary converted debt owed to each into Common Stock of the Company. The conversion resulted in 3,100,000 common shares being issued in exchange for $775,000 of debt, respectively. On December 15, 2000, the President of the Company and the President of the subsidiary converted debt owed to each into Common Stock of the Company. The conversion resulted in 1,500,000 common shares being issued in exchange for $375,000 of debt, respectively. The exchange ratio was at current market price of the Common Stock.

The $3000 shown as receivable from a related party at March 31, 2003 represents amounts advanced in respect of expenses. It was reduced to zero in the first quarter of fiscal 2004 as the related party has submitted duly authorized expenses against the Company.

C.       MAJOR CUSTOMER INFORMATION

In fiscal year 2003 there were no customers.

One customer accounted for approximately 21% and another accounted for approximately 14% of new sales in fiscal 2002. In fiscal 2001 one customer accounted for approximately 50% of net sales.

D.       MAJOR SUPPLIERS' INFORMATION

The Company had no inventory suppliers in fiscal year 2003.

In fiscal year 2002 one supplier accounted for 24% of all inventory purchases.

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

E        OPTIONS

The Company has granted stock options to certain directors, officers, employees, investors and consultants to purchase shares of the Company's Common Stock under a non-qualified plan. No new options were issued in fiscal year 2003. The options are valid for three to five years.

A summary of the stock option transactions follows:

                                                                                            WEIGHTED
                                                                                             AVERAGE
                                                  NUMBER            EXERCISE PRICE        EXERCISE PRICE
                                                 OF SHARES             PER SHARE                PER SHARE
                                                 ---------       --------------------       -------------

Options outstanding March 31, 2000               7,105,000                                       $   0.555
Issued                                              65,000             $0.50-$0.85               $    0.811

Options outstanding March 31, 2001               7,170,000                                       $   0.557
Issued                                           1,770,000             $0.40-$0.75               $    0.525

Options outstanding March 31, 2002               8,940,000                                       $   0.551
Issued                                                   -

Options outstanding March 31, 2003               8,940,000                                       $   0.551



The following table summarizes information about stock options outstanding at March 31, 2003:


                                                                       WEIGHTED                      WEIGHTED
                                                                        AVERAGE                      AVERAGE
    RANGE OF                          NUMBER                           REMAINING                  EXERCISE PRICE
 EXERCISE PRICES                     OF SHARES                     CONTRACTUAL LIFE                  PER SHARE
 ---------------                     ---------                     -----------------                 ---------


$0.30 - 0.50                           7,210,000                         16 months                      $0.474

$0.51 - 0.80                             800,000                         14 months                      $0.763

$0.81 - 1.10                             930,000                          9 months                      $0.963
                                       ---------

                                       8,940,000



Stock options are exercisable from date of grant until expiry date which range from January 2002 to January 2005.

The fair value of the options granted has been estimated assuming no dividends and using the following assumptions:

                                               2003                  2002                  2001
Risk free interest rate                         N/A                5.38%                 5.12%
Expected term                                   N/A                2-5 years             2-5 years
Volatility                                      N/A                154%                  102%
Weighted average fair value per share
   for options granted during the year          N/A                $0.51                 $0.90


During the fiscal year ended March, 31 2002 the exercise date on 1,350,000 options granted to the President of Company and 500,000 options granted to the President of the subsidiary was extended from January 2002 to January 2005. At the date of the extension the share price was lower than that at the original grant date and the exercise price. Accordingly, no incremental compensation expense was recognized.

F.       COMMITMENTS AND CONTINGENCIES

The Company had occupied corporate office space in Dallas, Texas on a month to month lease, after completing a long term lease. Rent expense for fiscal year 2003, 2002, and 2001 respectively was $0, $7,396, and $17,714.

G.       INCOME TAXES

The Company, as a Canadian corporation, does not file United States income tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only component of deferred taxes for the Company is its net operating loss carry forwards of approximately $11,996,076 in Canada which began to expire in 1997 and $nil in the U.K. Deferred tax assets at March 31, are:

                                        2003                       2002
                                   ------------                ------------
Deferred tax assets                $  4,558,510                $  4,009,220
Valuation allowance                  (4,558,510)                 (4,009,220)
Net deferred-tax asset             $       -                   $       -

The valuation allowance was increased by $549,290 and $3,473,840 during the fiscal years ended March 31,2003 and 2002, respectively. Given the loss making position of the Company, it is uncertain whether losses could be utilized in the foreseeable future and therefore no benefit for deferred tax has been taken. The significant reduction in 2002 followed the write off of the U.K. assets pursuant to the receiver being appointed.



H.       STOCKHOLDERS' EQUITY

Shares reserved for future issuance include 10,790,000 shares for stock options. From time to time, the directors may declare and authorize payments of dividends to the stockholders of record. To date, no dividends have been declared or paid.

In fiscal year 2001, 65,000 Common Stock options were issued with exercise prices in the range of $.50 to $.85 per share.

In fiscal year 2002, 1,770,000 Common Stock options were issued with exercise prices in the range of $.40 to $.85 per share.

No options were issued in fiscal year 2003.

In fiscal year 2003, related parties converted debt owed of $1,008,080 into common shares of 4,582,182.

In fiscal year 2002, related parties converted note payable of $ 775,000 into common shares of 3,100,000.

In fiscal year 2001, related parties converted debt owed of $375,000 into common shares of 1,500,000.

During fiscal year 2003, 2002, and 2001, 181,081, 844,600, and 82,733 Common
Stock shares were sold for cash totaling $58,877, $322,755, and $24,820, respectively.

I.       GOING CONCERN

The Company is in default of covenants and repayment schedules on the Term Loan, Revolving Credit and Credit Accommodations with Wells Fargo Business Credit, Inc. As a result of these defaults on March 7, 2002 Wells Fargo appointed an Administrative Receiver to the subsidiary under the terms of the debenture instrument. The Receiver therefore acquired control of the U.K. assets including the group's Aberneath Steel Mill facility on March 7, 2002. The group's operations therefore ceased from this point.

In March 2002 Stelax (U.K.) was placed into administrative receivership by, the loan creditor, Wells Fargo., who were exercising powers and remedies available to them by law and by the Debenture and Guarantee dated June 30, 2000 and made between the Banc of America and Stelax (U.K.) and assigned to Wells Fargo Business Credit Inc. on the April 20, 2001. The Registrant's operations thus ceased. Stelax U.K. and Stelax USA Inc. were collectively the borrowers under the aforementioned Debenture and Guarantee. The preferential rights under the latter over other creditors included that of action to liquidate the assets of the Company and levy late payment interest and charges upon the borrowers. Wells Fargo exercised their power to appoint the Receiver to the U.K. company and gain control over the operational assets of the group. On January 31, 2003, the United States District Court for the Southern District of New York entered an Order of Judgment in favor of Wells Fargo Business Credit, Inc. against Stelax Industries, Ltd., Stelax (U.K.), and Stelax Industries in the amount of $4,041,778.27 plus $911.46 per day for each day from August 22, 2002 until the entry of the judgment which occurred on January 31, 2003. The Company's calculation of cumulative interest to the March 31, 2002 was $ 433,998 and continued to provide for interest at the rate of $911.46 per each day as a prudent measure throughout the fiscal year to March 31, 2003. Final settlement of the indebtedness may prove this to be an over-provision. The financial statements show a loan note payable of $ 3,645,833 and accrued interest of $ 766,513 at March 31, 2003. totalling In the Order of Judgment, the judge adopted the magistrate's recommendations. The magistrate's recommendations indicated that the plaintiff filed a complaint against the defendants on March 5, 2002. On June 13, 2002, the Court's clerk issued a Certificate of Default and on July 2, 2002, the court entered the default judgment, referring the matter to the magistrate to determine damages. In August 2003 Timaran Limited purchased the assets of the U.K. company from the Receiver. Timaran Limited has assigned all its rights and interest in these assets to Stelax International Ltd., a private company unassociated with Stelax Industries Ltd. The judgement against Stelax Industries Ltd. still remains.

The financial statements have been prepared on the basis that the company is a "going concern". In the absence of any debt forgiveness from Wells Fargo the Company cannot pay its debts and is not a "going concern". However the Directors of the Company do not believe that any material adjustments to the values of assets or liabilities would be necessary to reflect the "liquidation basis".

The Directors are of the opinion that the Company can become a going concern again in the future but hinges this opinion on the willingness of the loan creditor, Wells Fargo, to grant debt forgiveness. It would become a going concern by incorporating other business activities into the Group. There is no current intention to place the Company into liquidation.

J.       NET LOSS PER SHARE

Losses per share have been computed in accordance with SFAS No. 128, Earnings per Share. Basic and diluted losses per share are computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year. Outstanding Common Stock options and warrants have been excluded from the calculation of diluted losses per share because their effect would be antidilutive. The number of share options outstanding at the March 31, 2003 that could be potentially dilutive was 8,940,000. (March 31, 2002 - 8,940,000; March 31, 2001 7,105,000). See Note E. In addition, the number of warrants outstanding at March 31, 2003 that could be potentially dilutive was (March 31, 2003 - 160,000, March 31, 2001 - 160,000). See notes B and K.

K.       BANK FINANCING

In July 2000 the Company obtained a Term Loan as well as Revolving Credit and Credit Accommodations. The balance of the loan at March 31, 2003 and 2002 was $3,645,833 and $3,645,833. The original loan debt of $4,166,166 had been reduced by repayments totaling $ 520,833 in fiscal 2002. Due to the appointment of an Administrative Receiver in the subsidiary, the entire note payable is due in full.

In connection with the Loan Agreement the Company granted a warrant to Bank of America Commercial Finance Corporation to purchase up to 160,000 shares of Common Stock. These warrants for purchase of shares of the Registrant were issued at a price equal to 105% of the market value at the time of closing of the loan agreement.

The fair value calculated using the Black-Scholes option valuation model was $123,076 and this amount has been credited to additional paid in capital in July 2000 and has been accreted as interest expense in the accompanying financial statements. The assumptions used in calculating this fair value were dividend yield 0%, risk free interest rate 50%; volatility 105%; and expected term of three years.

L.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Fiscal 2003       Revenues          Net Loss         Net Loss Per Share
-----             ----------        -----------      -----------------
March             $      Nil        $   323,139      $   0.026
December                 Nil            254,200          0.010
September                Nil            595,683          0.013
June                     Nil            272,471          0.007

Fiscal 2002       Revenues          Net Loss         Net Loss Per Share
----              ----------        -----------      ------------------

March             $      Nil        $ 8,079,408      $   0.26
December              26,335            763,120          0.06
September            266,338          1,082,722          0.03
June                 266,497            825,768          0.02

As discussed in Note N the prior year financial restatements have been restated. The quarterly financial information reported above has also been restated to reflect these changes. The effect on the net loss as previously reported in the F orm 10Q's is as follows:

                                      As previously
                                         Reported               Restated
                                      --------------           ----------
Fiscal 2003
         December                           (272,532)            (254,200)
         September                          (614,015)            (595,683)
         June                               (290,803)            (272,471)

Fiscal 2002
         March                            (8,019,158)          (8,079,408)
         December                           (722,120)            (763,120)
         September                        (1,041,722)          (1,082,722)
         June                               (784,768)            (825,768)

                                         (10,567,768)         (10,750,019)

The revenue figure previously reported for December 2002 and March 2003 have also been restated, to correct for credit notes raised in the March 2003 quarter which relate to December 2002 sales.

M        Subsequent events

In June 2003 an affiliate of the Registrant Company, through an intermediary company (Timaran Ltd.), made a contract with the Receiver to purchase all of the Stelax (U.K.) assets held by the Receiver. The contract required staged payments over a three month licensed period. Timaran Ltd. started recommissioning and operating under this license agreement. In August Timaran completed the purchase of the U.K. assets from the Receiver. Timaran has assigned all its rights and interest to Stelax International Ltd., a private company organized in the United Kingdom and unassociated with Stelax Industries Ltd.

N        Notes on restated 2001 and 2002 data in 2003 10K.
         ------------------------------------------------

The Company has reclassified and restated certain items in its financial statements for the years ended March 31, 2001, and 2002. The Company has reclassified and restated certain items for the quarters subsequent to those times.

The reclassification relates to depreciation of $293,121 in fiscal 2001 and $328,667 in fiscal 2002 being reclassified from selling, general and administrative expense to cost of sales. In addition, a note receivable of $141,480 related to a stock issuance has been offset against amounts payable to related parties. The restatement of the income statement relates to (1) the prior incorrect accounting for the value of certain warrants issued by the Company and the consequent lack of amortization of interest of $129,144 and $164,001, respectively, on those warrants in fiscal 2001 and fiscal 2002; (2) the write off of other assets in fiscal 2002 in the amount of $102,934; and (3) the movement of $83,684 from translation adjustment to an expense.

The restatement of the cash flow statement relates to (1) the treatment of stock issued for compensation (2) the elimination of the investment write-down of $7,027,482 in fiscal 2002 from cash flow from provided by investing activities;
(3) the elimination of non-cash transactions of $775,000 in fiscal 2002 and $375,000 in fiscal 2001 relating to the issuance of common stock in exchange for debt from cash flow provided by financing activities and (4) the reclassification of foreign currency translation gains/losses to the relevant caption within the reconciliation of net loss to cash outflow from operating activities.

The effect of these reclassifications and restatements and the related financial statement captions for the respective periods during 2001 and 2002 are as follows:


  Statement of Operations             As Originally        Restatement           As Restated
          Captions                      Reported           Adjustments             Herein
   ----------------------             -------------       -------------         -------------

       March 31, 2001

Cost of Sales (Depreciation)          $   1,021,209       $     293,121         $   1,314,330

Selling, general and
   Expenses (Depreciation)                1,813,549            (293,131)            1,520,428

Other income (expense)
   Interest expense
     Interest on (warrant expense)         (465,032)           (129,144)             (594,176)

       March 31, 2002

Cost of Sales (Depreciation)              1,453,399             328,667             1,782,066

Selling, general and administrative
   Expenses (Depreciation)                1,908,602            (328,667)            1,579,935

Other income (expense)
   Interest expense                        (656,276)
     Other asset write off                                     (102,934)
                                                              ----------
     Interest on (warrant expense)                             (164,001)
                                                           --------------
                                                               (266,935)             (923,211)

   Investment write downs
     (Translation adjustment)            (7,111,166)             83,684            (7,027,482)

       Balance Sheet                  As Originally        Restatement           As Restated
          Captions                      Reported           Adjustments             Herein
   ----------------------             -------------       -------------         -------------

       March 31, 2002

Current Assets
   Note Receivable                      $   141,480         $  (141,480)          $      -
Current Liabilities
   Payable to related parties             1,035,730             141,480               894,250
Other Assets
   Other asset write off                    102,934            (102,934)
   Prepaid interest                                             141,206
                                                            -----------

     Summary                                                    141,206               141,206


Stockholders' Equity
   Cumulative translation adjustments        83,684             (83,684)                 -
   Paid in capital
     Value of Warrants issued for
       extension of credit                     -                477,060               477,060
   Accumulated deficit                  (30,436,099)
     Other asset write off                                     (102,934)
     Reclassification of Translation
       Adjustment                                                83,684
     Amortization of warrant expense                           (335,854)
                                                            -------------

       Summary                                                 (355,104)          (30,791,203)

     Statements of Cash               As Originally        Restatement           As Restated
       Flows Captions                   Reported           Adjustments             Herein
   ----------------------             -------------       -------------         -------------

       March 31, 2001

Net Cash Flow (used) by
   operating activities                  $(3,642,240)       $                     $
     Issuance of stock
       for payment of debt                                      375,000
     Issuance of stock
       for compensation                                          97,920
                                                             ------------
       Summary                                                  472,920            (3,169,320)

Net Cash Flow Provided by
   Financing Activities                    4,664,406
     Issuance of stock for
       payment of debt                                         (375,000)
     Issuance of stock for
       Compensation                                             (97,920)
                                                             -----------

         Summary                                                472,920             4,191,486

       March 31, 2002

Net Cash Flow (used) by
   operating activities                   (9,813,587)
     Issuance of stock
       for payment of debt                                      775,000
     Change in investment
       write down and accounts
       related to subsidiary                                  8,519,201
                                                              ---------
       Summary                                                9,294,201              (591,386)

Net Cash Flow Provided by
   Investing Activities                    8,440,071
     Change in investment
       write down and accounts
       related to subsidiary                                 (8,519,201)              (79,130)

Net Cash Flow Provided by
   Financing Activities                      576,922
     Issuance of Common
       Stock for Debt                                          (775,000)             (198,078)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 17, 2004                STELAX INDUSTRIES, LTD.



                                 /s/ Harmon S. Hardy, Jr.
                                 -------------------------
                                 By:  Harmon S. Hardy, Jr.
                                 President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on December 17, 2004.



                NAME                       OFFICE



 /s/ Harmon S. Hardy, Jr.
-----------------------------
Harmon S. Hardy, Jr.                      President and Chief Financial Officer



 /s/ Ruben Grubner
----------------------------
Ruben Grubner                             Director



 /s/ William D. Alexander
---------------------------
William D. Alexander                      Director