Form 10KSB
period 2004-03-31
STELAX INDUSTRIES LTD
filed 2006-01-17
CIK 847541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
         (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2004 or

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

5515 Meadow Crest Drive, Dallas, Texas,                     75229.
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:       (972) 233-6041

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes       No  X
    -----   ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of July 8, 2005, was approximately $8,418,357. At March 31, 2004 there were 46,631,319 shares of common stock outstanding.

                       Documents Incorporated by Reference
                                 NOT APPLICABLE

                                     PART I

ITEM 1. BUSINESS.

Introduction

Stelax Industries Ltd. (the "Registrant" or the "Company") ceased all operations in March 2002 when a Receiver acquired all assets of the Company's sole operating entity, Stelax (U.K.) Limited, assets which were subsequently sold to an affiliate of the Company which the Company does not control. It is the Company's intention, subject to legal and financial restraints being removed, to incorporate other business activities in the future.

The registrant was incorporated under the laws of British Columbia, Canada in May 1987 as Zfax Image Corp, The Registrant changed its name from ZFAX Image Corp. to its present name in May 1996.

The Registrant's principal executive offices are located at 5515 Meadow Crest Dr., Dallas, Texas 75229, and its telephone number is (214) 987-1197. Unless otherwise required by the context, the term "Company" as used herein shall mean the Registrant and, where historically appropriate, the Registrant's U.K. subsidiary, hereinafter referred to as "Stelax (U.K.)".

Until 1992 the Registrant was engaged in the development and production of a portable facsimile machine using certain advanced facsimile technology. On March 31, 1995, the Registrant sold this business to the Zfax company president for book value.

On November 15, 1995, the Company finalized agreements to acquire the real, personal and intellectual property comprising the Aberneath steel mill facility, paying cash of approximately $1,377,000 and issuing 2,925,000 shares of Common Stock and assuming debt of approximately $1,316,000. The Registrant financed the acquisition principally through the issuance of $600,000 in convertible notes, which were subsequently converted, and the sale of $1,540,000 of Common Stock and Warrants. The Aberneath Steel mill facility was located in Aberneath Wales, and the Registrant's principal activities were conducted utilizing these assets which were placed into its wholly-owned subsidiary, Stelax (U.K.), a corporation organized under the laws of the United Kingdom.

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

In the first quarter of fiscal 2001, the Registrant began receiving orders for the Nuovinox product, a product in which carbon steel is clad in stainless steel. The Company also produced a steel abrasive product, Stelablast(TM). In July 2000, with its assets unencumbered, the Registrant obtained financing from Bank of America so that the Registrant could fulfill those orders. This financing provided $5,000,000 of a term loan, $500,000 of receivable financing and $250,000 inventory financing. Bank of America subsequently assigned this obligation to Wells Fargo. While the Registrant made some shipments in fiscal 2001, the registrant expended resources on new mill tooling, completing a finishing line and improving Nuovinox's metallurgical properties and product quality.

Stelax (U.K.) commenced quantity production in the quarter ended June 30, 2001 but was unable to increase production to sufficiently large volumes to achieve profitability or service debt.

On March 7th, 2002, Stelax (U.K.), was placed into Administrative Receivership by Wells Fargo Bank, which held a loan note that ranked senior to all other debt of Stelax (U.K.). Control over the assets of Stelax (U.K.) passed from Stelax Industries to the U.K. Receiver at this point. A court judgement was subsequently obtained against Stelax Industries Ltd. Please refer to Item 3 for further details.

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

In June 2003 an affiliate of the Registrant Company, through an intermediary company (Timaran Ltd.), made a contract with the Receiver to purchase all of the Stelax (U.K.) assets held by the Receiver. Timaran Ltd. started recommissioning and operating the Aberneath Facility. In August Timaran completed the purchase of the U.K. assets from the Receiver. Timaran has assigned all its rights and interest to Stelax International Ltd., a private company unassociated with Stelax Industries Ltd. Timaran will subsequently become a subsidiary company of Stelax International Ltd. See item 12. Certain Relationships and Related Transactions.

With the acquisition of the assets by the Receiver and subsequent purchase by an affiliate of the Company which the Company does not control, the Company lost all ability to produce Nuovinox, including any inventory, facilities, equipment and intellectual property such as patents and trademarks.

In the opinion of the Company's management, interest in the Nuovinox product remains strong. But the Registrant no longer has any direct or indirect interest in the operations that are presently making Nuovinox.

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


Employees

As of, May16, 2005, the Company did not have any employees or independent contractors working for it.

ITEM 2.  PROPERTIES.

The Company's principal executive offices in the United States are located at a private residence, 5515 Meadow Crest Dr., Dallas, TX 75229. Until acquired by a Receiver in March 2002 the Company owned the land and buildings comprising the Aberneath Facility in Wales, United Kingdom. See Item 1. Business.

ITEM 3.  LEGAL PROCEEDINGS.

In March 2002 Stelax (U.K.) was placed into administrative receivership by a loan creditor, Wells Fargo Business Credit, Inc. which was exercising powers and remedies available to it by law and a Loan and Security Agreement, originally made on June 30, 2000, with Banc of America Commercial Finance Corporation and subsequently assigned on April 20, 2001 by Banc of America Finance Corporation to Wells Fargo Business Credit, Inc. Simultaneously with the original execution of the Loan and Security Agreement, Stelax Industries, Ltd., the registrant, executed a guarantee of the Loan and Security Agreement, and the guarantee was also assigned to Wells Fargo Business Credit, Inc.

When Stelax (U.K.) was placed into administrative receivership, all of the registrant's operations effectively ceased. On March 5, 2002, Wells Fargo Business Credit, Inc. filed a complaint in the United States District Court for the Southern District of New York against Stelax Industries, Ltd., Stelax (U.K.) and Stelax U.S.A., Inc. seeking damages because of failure to make payments pursuant to the aforementioned agreements. On July 2, 2002 the court entered a judgment against all three defendants, and on February 4, 2003, entered a judgment of $4,041,778.27 plus $911.46 interest per day from August 22, 2002 to January 31, 2003. Post judgment interest was also awarded calculated from January 31, 2003.

As of the date hereof, this judgment has not been satisfied.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

During fiscal 2003 and 2002, the Registrant's Common Stock was quoted on the NASDAQ Bulletin Board System. It is currently quoted on the Pink Sheets. The Registrant's Common Stock in the United States trades under the symbol "STAX". They represent inter-dealer prices and do not represent actual transactions. The range of the closing high and low bid and prices as quoted on the NASDAQ Bulletin Board and Pink Sheets from April 1, 2002 through March 31, 2004 is as follows:

                                                Bid                                             Ask
       Fiscal 2003                      High               Low                      High               Low
       -----------                      ----               ---                      ----               ---
       First Quarter                    0.41               0.23                      0.43              0.25
       Second Quarter                   0.34               0.19                      0.50              0.23
       Third Quarter                    0.18               0.18                      0.505             0.21
       Fourth Quarter                   0.38               0.21                      0.46              0.24
                                                Bid                                             Ask
       Fiscal 2004                      High               Low                       High               Low
       -----------                      ----               ---                       ----               ---

       First Quarter                    0.32               0.21                      0.39              0.190
       Second Quarter                   0.25               0.10                      0.30              0.15
       Third Quarter                    0.19               0.13                      0.25              0.14
       Fourth Quarter                   0.16               0.105                     0.19              0.11


The Registrant's Common Stock is also quoted on the Le Nouveau Marche of the Paris Stock Exchange. Trading on the Le Nouveau Marche commenced July 11, 1996.

Holders

As of July 8, 2005, there were approximately 200 holders of record of the Registrant's Common Stock.

During fiscal year ended March 31, 2003, 181,081 shares of Common Stock were sold for cash totaling $58,877. During the fiscal year ended March 31, 2004, 260,000 shares of Common Stock were issued to four people for consulting services valued at $67,500. In the same fiscal years, the President of the Company, Harmon H. Hardy, converted $339,916 and $1,008,080 loaned to the Company into 1,423,271 and 4,582,182 shares, respectively. All shares issued in fiscal 2004 and 2003 were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

Equity Compensation Plan Information

The following table sets forth the number of options warrants and rights outstanding as of March 31, 2004.

                      Equity Compensation Plan Information

                                                                                       Number of securities
                                                                                        remaining available
                                  Number of securities                                  for future issuance
                                    to be issued upon          Weighted-average            under equity
                                 exercise of outstanding       exercise price of        compensation plans
                                    options, warrants        outstanding options, (excluding securities reflected
                                       and rights             warrants and rights         in column (a))
                                ------------------------      -------------------  -----------------------------
          Plan Category                    (a)                        (b)                       (c)
                                ------------------------     --------------------  -----------------------------

Equity compensation plans
approved by security holders                -                          -                         -

Equity compensation plans not
approved by security holders            5,000,000                   $0.537                       -

Total                                   5,000,000                   $0.537                       -



Of the total outstanding options, 265,000 expired in May 2004, 500,000 in October 2004 and 4,235,000 in January 2005. Equity compensation plans not approved by security holders constitute compensation for services rendered to the registrant, principally the officers and directors (750,000 shares).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL PLAN OF OPERATION.

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

In fiscal year 2004, there was no commercial activity within the Company. The Company consumed $ 2,636 cash. Cash used by operating activities amounted to $2,636. There were no purchases of property, equipment or intangibles in this period and no cash payment in regard to interest within the year. The resulting year end cash and equivalents balance was $ 181.

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

2004 versus 2003

The Company had no revenues in fiscal 2004 and incurred a loss of $502,200, $67,500 of which was compensation for stock issued and $50,000 was for legal and accounting fees. Interest on the Wells Fargo note has been accrued at the rate of $911 per calendar day for the whole of the period and totalled $379,064. The non-interest expenses were marketing, general and administrative expenses incurred in connection with administration and audit of the registrant since March 2003. The Company had no production plant at its disposal during the period and was therefore not operational. As the Company has no operations, the Company had no sales in fiscal 2004 and, consequently, no revenue.


The Company had no operations and, consequently, no revenues in fiscal 2003, incurring a loss of $1,445,492, $ 443,223 of which was interest expense (including $73,329 interest computed on warrants). The whole of these non-interest expenses were marketing, general and administrative expenses incurred in connection with administration of the registrant whilst the U.K. subsidiary was under the control of the Receiver. Within the $1,002,269 loss from operations legal and accounting expense accounted for $214,048, bad debt write off for $ 37,711 and management and affiliate fees for $ 285,895. Many of the other expenses such as listing fees, travel and motoring, rent and insurance, phones, and advertising & marketing were accounted for within the account statements but were paid, in the first instance, by the President of the Company who subsequently recharged the Company accordingly. This increased related party debt was partly offset by conversion of debt into common stock The Plant was not operational throughout the period and therefore no cost of sales were incurred. The depletion of cash reserves meant that the company earned no interest within 2003 but continued to accrue interest on its judgment against it by Wells Fargo Business Credit, Inc. Of the $443,223 interest shown within the financial statements $ 332,000 was accrued interest on the Wells Fargo indebtedness. However total interest in 2003 was lower than in 2002 due mainly to the reduction in interest being accrued on a reduced related party loan.

Accounting Policies

The Company's accounting policies are detailed in Note 1 to the Consolidated Financial Statements. The Company follows US GAAP. In applying these accounting policies in the preparation of the consolidated financial statements, management is required to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods covered. In view of the fact that the Company currently has no operations management do not believe that it has any critical accounting policies which are impacted by judgments and uncertainties and for which different amounts would be reported under a different set of conditions or using different assumptions.

RECENTLY ISSUED BUT NOT YET ADOPTED ACCOUNTING STANDARDS

In view of the fact that the Company has no operations no recently issued but not yet adopted accounting pronouncements are expected to have a material impact on the Company's results of operations or financial position.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements beginning at page F-2 of this Form 10-KSB Annual Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES.

Annual Evaluation of Our Disclosure Controls and Internal Controls

Within the 90 days prior to the date of this Annual Report on Form 10-KSB, management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and the internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), both offices being performed by Harmon H. Hardy. Following are the conclusions of Mr. Hardy, acting as the Company's CEO and the CFO, with respect to the effectiveness of our disclosure controls and internal controls as of May 1, 2005.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this Annual Report on Form 10-KSB there are certifications of the CEO and the CFO. The certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Annual Report is the information concerning the controls evaluation referred to in the Section 302 certifications and this information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

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

Scope of the Controls Evaluation

The evaluation of our disclosure controls and our internal controls by our CEO and our CFO included a review of all previously existing controls as well as those recently implemented by the Company and the effect of the controls on the information generated for use in this Annual Report on Form 10-KSB. In the course of the controls evaluation, management sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The internal controls are also evaluated on an ongoing basis by the Company's independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor the Company's disclosure controls and internal controls and to make modifications as necessary, with the intent being that the disclosure controls and the internal controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant. Among other matters, management sought in its evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's internal controls, or whether any acts of fraud involving personnel who have a significant role in the internal controls were identified. This information was important both for the controls evaluation generally and because Items 5 and 6 in the Section 302 certifications of the CEO and the CFO require that the CEO and the CFO disclose such information to the Company's Board of Directors, which acts as the Company's Audit Committee, and to the independent auditors and to report on related matters in this section of the Annual Report on Form 10-KSB. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions." These are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. Management also sought to deal with other controls matters in the controls evaluation and, in each case if a problem was identified, to consider what revision, improvement and/or correction to make in accordance with ongoing procedures.

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

ITEM 8B.  OTHER INFORMATION.

Not applicable

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Officers

Directors and executive officers are elected to serve until each's respective successor is elected and qualified, typically at the next ensuing annual meeting of stockholders. The directors and executive officers of the Company as of March 31, 2000 are as follows:


Name and Age                        Position                           Served In Office Since


Harmon S. Hardy, 75                 Chairman of the                             1987
                                    Board, President
                                    and Chief Financial Officer

Ruben Grubner, 48                                                               Director
1995


William D. Alexander, 55            Director                                    1996

Harmon S. Hardy has been the President of the Company since its inception in May, 1987 and is Chairman and President of various other entities. Mr. Hardy devotes a substantial portion of his time to the matters and business of the Company.

Ruben Grubner has been President of Altec Travel, a travel service firm in Vancouver, B.C., Canada since 1978.

William D. Alexander is a former Senior Vice-President of the Bank of Nova Scotia in Toronto, Canada. He was employed by the bank from 1987 until his retirement in 2002. Since that time he has been a consultant to various financial institutions in Canada.

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

The Company believes all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with through March 31, 2004.

Code of Ethics

Given that the Company no longer has operations, the Company has not adopted a Code of Ethics for the principal executive officer, principal financial officer, or principal accounting officer or controller.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation to the Company's chief executive officer at March 31, 2004 for services rendered during the fiscal years ended March 31, 2004, 2003, and 2002. The table includes for the same periods those individuals receiving in excess of $100,000 per year.

                             Annual Compensation (1)
                                                                                               Stock All Other
                                                                                    Options         Compensa-
           Name              Year       Salary           Bonus         Other       (Shares)           tion
-------------------------  --------- ------------   -------------    -----------  ------------   ------------
Harmon S. Hardy              2004     $  -            $     -        $    -              -       $     -      (2)
Chairman of the              2003     $   144,000     $     -        $    -              -       $     9,000  (2)
   Board of Directors,       2002     $   144,000     $     -        $    -              -       $     9,000  (2)
   President and Chief
   Financial Officer


A. Cacace                    2004     $    -          $     -        $    -              -       $      -     (3)
Managing Director            2003     $   126,895     $     -        $    -              -       $     6,889  (4)
   of Stelax (U.K.)          2002     $   133,805     $     -        $    -              -       $     6,226  (4)


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



See Item 12. Certain Relationships and Related Transactions.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2004, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) each of the executive officers of the Company;
(iii) each director of the Company; and (iv) all officers and other directors as a group:

                                                                            Shares of Common
                                                                           Stock Beneficially           Percentage
Name and Address of Beneficial Owner (1)                                          Owned                  of Class
---------------------------------------------------                   --------------------------     ----------------
Harmon S. Hardy, Jr.
   4004 Belt Line Road, Suite 107
   Dallas, TX 75244                                                            13,236,061        (2)          25.5%


Ruben Grubner                                                                     150,000        (3)           *


William D. Alexander                                                              300,000        (4)           *


All Officers and other Directors as a Group                                    13,686,061                     23.3%

* Represents less than one percent


(1) The persons named in the table have sole voting and investment power with respect to all shares of Common Stock showing as beneficially owned by them, subject to community property laws, where applicable, and the information contained in the footnotes to the table.


(2)   Includes options to purchase 1,870,000 shares of common stock.


(3)   Includes options to purchase 150,000 shares of common stock.


(4)   Includes options to purchase 300,000 shares of common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2003 an entity owned by Harmon H. Hardy acquired for $900,000 the manufacturing facility, intellectual property and real property, the registrant's operating assets prior to acquisition by the receiver, from a receiver who had acquired all of those assets in March 2002 from Stelax (UK) Limited, a subsidiary of the registrant. See Item 1 - Business and Item 4 - Legal Proceedings.

As of March 31, 2004 and 2003, funds were due to the President and his affiliates totaling $348,163 and $682,079, respectively. These amounts are payable on demand. Effective January 12, 1999, the President of the Company began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% and 600,000 warrants to purchase Common Stock of the Company at $.30 a share were issued as consideration for such credit line. In fiscal year 2000, the line of credit was extended to $1,200,000 at the same interest rate. An additional 600,000 warrants were issued at $.50 a share. The warrants are valid for five (5) years. The fair value calculated using the Black-Scholes option valuation model was $353,984 and as such additional paid in capital and pre-paid interest has been recognized. The interest is being amortized over the life of the loans using the interest method.

In fiscal year 2004, $333,916 of related party debt was settled through the issuance of 1,423,281 shares of the Company's common stock.

In fiscal year 2003, the President of the Company and the President of the subsidiary converted debt owed to each into Common Stock of the Company. This conversion was in regard to a total debt of $1,008,080 and was converted for 4,582,182 shares. No additional shares were issued in fiscal year ending March 31, 2004.

The $3000 shown as receivable from a related party at March 31, 2003 represents amounts advanced in respect of expenses. It was reduced to zero in the first quarter of fiscal 2004 as the related party has submitted duly authorized expenses against the Company.

ITEM 13.  EXHIBITS,

(a) See "Index to Consolidated Financial Statements" included at F-1 of this Form 10-KSB Annual Report for a listing of financial statements and schedules filed as a part of this Form 10-KSB Annual Report.

(b) The following exhibits are or have been filed as a part of this Annual Report on Form 10-KSB:

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

                  Not applicable

                              STELAX INDUSTRIES LTD

                                TABLE OF CONTENTS



                                                                          Page

Report of Independent Registered Public Accounting Firm
   Killman, Murrell & Co., P.C.                                           F-2

Report of Independent Registered Public Accounting Firm
   Deloitte & Touche, LLP                                                 F-3

Financial Statements

   Consolidated Balance Sheets as of March 31, 2004 and 2003              F-4

   Consolidated Statements of Operations for the Years
        Ended March 31, 2004 and 2003                                     F-5

   Consolidated Statements of Stockholders' Deficit and
        Comprehensive Loss for the Years
        Ended March 31, 2004 and 2003                                     F-6

   Consolidated Statements of Cash Flows for the
        Years Ended March 31, 2004 and 2003                               F-7

   Notes to Consolidated Financial Statements                             F-8

                         Killman, Murrell & Company P.C.
                          Certified Public Accountants


3300 N. A Street, Bldg. 4,   1931 E. 37th Street,     2626 Royal Circle
  Suite 200                       Suite 7
 Midland, Texas 79705        Odessa, Texas 79762      Kingwood, Texas 77339
    (432) 686-9381                (432) 363-0067         (281) 359-7224
Fax (432) 684-6722            Fax (432) 363-0376     Fax (281) 359-7112



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Stelax Industries Ltd
British Columbia, Canada


We have audited the accompanying consolidated balance sheet of Stelax Industries Ltd and Subsidiary as of March 31, 2004, and the related consolidated statements of operations, stockholders' (deficit) and comprehensive loss, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stelax Industries Ltd and Subsidiary as of March 31, 2004, and the consolidated results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Killman, Murrell & Company, P.C.
Odessa, Texas
July 6, 2005
                                       F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Stelax Industries Ltd
British Columbia, Canada


We have audited the accompanying consolidated balance sheet of Stelax Industries Ltd and subsidiary as of March 31, 2003, and the related consolidated statements of operations, stockholders' deficit and comprehensive loss, and cash flows for the year ended March 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Stelax Industries Ltd and subsidiary as of March 31, 2003, and the results of their operations and their cash flows for the year ended March 31, 2003 in conformity with accounting principles accepted in the United States of America.

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

DELOITTE & TOUCHE LLP
Cardiff, U.K.

Date 20 December, 2004

                              STELAX INDUSTRIES LTD

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                                                March 31,
                                                                                    -----------------------------------
                                                                                        2004                    2003
                                                                                    -------------         -------------

CURRENT ASSETS
   Cash and cash equivalents                                                        $         181         $       2,817
   Receivable from related parties                                                              -                 3,000
                                                                                     ------------         -------------

     Total Current Assets                                                                     181                 5,817


PREPAID LOANS - Interest                                                                   21,328                67,877
                                                                                    -------------         -------------


         TOTAL ASSETS                                                               $      21,509         $      73,694
                                                                                    =============         =============




                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                                 $     440,230         $     390,230
   Payable to related parties                                                             348,163               682,079
   Accrued interest                                                                     1,099,028               766,513
   Note payable                                                                         3,645,833             3,645,833
                                                                                    -------------         -------------

         TOTAL CURRENT LIABILITIES                                                      5,533,254             5,484,655
                                                                                    -------------         -------------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 Shares
     Authorized, No Stated Par Value;
     Issued and Outstanding 49,631,319 and
     47,948,038 Shares at March 31,
     2004 and 2003, respectively                                                       26,750,090            26,348,674
   Additional Paid-In Capital                                                             477,060               477,060
   Accumulated Deficit                                                                (32,738,895)          (32,236,695)
                                                                                    -------------         -------------

         TOTAL STOCKHOLDERS' DEFICIT                                                   (5,511,745)           (5,410,961)
                                                                                    -------------         -------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                    $      21,509         $      73,694
                                                                                    =============         =============



                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-4

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)



                                                               Years Ended March 31,

                                                        2004                           2003
                                                  --------------                  ---------------

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                        $      123,136                  $    1,002,269
                                                   -------------                   -------------

        LOSS FROM OPERATIONS                            (123,136)                     (1,002,269)

OTHER (EXPENSE)
   Interest Expense                                     (379,064)                       (443,223)
                                                  --------------                   -------------

        NET LOSS                                  $     (502,200)                 $   (1,445,492)
                                                  ==============                  ==============

Weighted Average Shares of Common
   Stock - Basic and Diluted                          48,161,884                      44,446,718
                                                  ==============                  ==============

NET LOSS PER SHARE
   Basic and Diluted                              $        (0.01)                 $        (0.03)
                                                  ==============                  ==============





































                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-5

                              STELAX INDUSTRIES LTD

               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'

                         DEFICIT AND COMPREHENSIVE LOSS

                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003
                      (Presented in United States dollars)



                                                                      Additional                                     Total
                                               Common Stock            Paid-in     Accumulated                   Comprehensive
                                         Shares          Amount        Capital       Deficit         Total           Loss
                                      -------------   ------------     -------    -------------    ----------     ------------



BALANCE at March 31, 2002                43,184,775   $ 25,281,717    $477,060    $ (30,791,203)   $(5,032,426)

Common Stock issued during the period;
  $.22 per share for related party debt
     conversion                           4,582,182      1,008,080           -                -      1,008,080

   $.30 to $.50 per share                   181,081         58,877           -                -         58,877

Net Loss                                          -              -           -       (1,445,492)    (1,445,492)   $ (1,445,492)
                                         ----------   ------------     -------      -----------    -----------    ------------

COMPREHENSIVE LOSS                                -              -           -                -             -     $ (1,445,492)
                                         ----------   ------------     -------    -------------    -----------     ============

BALANCE at March 31, 2003                47,948,038     26,348,674     477,060      (32,236,695)    (5,410,961)

Common Stock issued during the period;
   $.20 to $.25 per share for
    related party debt conversion         1,423,281        333,916           -                -        333,916

   $.25 to $.50 per share for
     consulting services                    260,000         67,500            -               -         67,500

Net Loss                                          -              -           -         (502,200)      (502,200)   $   (502,200)
                                         ----------   ------------     -------    -------------    -----------    ------------

COMPREHENSIVE LOSS                                -              -           -                -             -     $   (502,200)
                                         ----------   ------------     -------    -------------    -----------    ============

BALANCE at March 31, 2004                49,631,319   $ 26,750,090    $477,060    $ (32,738,895)   $(5,511,745)
                                         ==========   =============   ========    =============    ===========























                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-6

                              STELAX INDUSTRIES LTD



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Presented in United States dollars)


                                                                                    Years Ended March 31,
                                                                           2004                         2003
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                            $   (502,200)               $  (1,445,492)
   Adjustments to Reconcile Net Loss
     to Net Cash Used by Operating Activities:
       Stock Based Interest Expense                                          46,549                      109,329
       Stock Issued for Consulting Services                                  67,500                            -
   Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                        382,515                      516,092
       Payable to Related Parties                                             3,000                      759,909
                                                                       ------------                ------------

           NET CASH USED BY
              OPERATING ACTIVITIES                                           (2,636)                     (60,162)
                                                                       ------------                ------------

CASH FLOW FROM FINANCING ACTIVITIES
   Net Proceeds From Common Stock Issuance                                        -                       58,877
                                                                       ------------                ------------

           NET CASH USED BY
              FINANCING ACTIVITIES                                                -                       58,877
                                                                       ------------                ------------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                          (2,636)                      (1,285)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                       2,817                        4,102
                                                                       ------------                -------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                      $        181                $       2,817
                                                                       ============                ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                       $          -                $      37,379
                                                                       ============                ==============
   Income Taxes Paid                                                   $          -                $           -
                                                                       ============                ==============

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
   Receivable From Related Parties                                     $          -                $     141,480
   Issuance of Stock for Related Party Payable                              333,916                    1,008,080
   Reduction of Payable to Related Parties                                 (333,916)                  (1,149,560)
                                                                       ------------                -------------

                                                                       $          -                $           -
                                                                       ============                ==============


                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-7

                              STELAX INDUSTRIES LTD

                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2004 AND 2003


NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Stelax Industries Ltd. (a Canadian corporation) formerly Zfax Image Corp., (the "Company") was incorporated on May 5, 1987, primarily to develop and produce portable facsimile machines. These operations were conducted through the Company's formerly owned subsidiary, Zfax, Inc.

On July 11, 1995, the Company incorporated Stelax (U.K.) Limited ("Stelax") as a wholly owned subsidiary in the United Kingdom to acquire certain assets of a steel mill in West Glamorgan, Wales and establish operations in the stainless steel manufacturing business. The steel mill ceased operations in March 2002. The steel mill and all of the subsidiary's other operating assets were forfeited to the Company's secured creditor on March 7, 2002. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company's consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (US
GAAP). The financial statements have been prepared on the basis that the company is a "going concern". In the absence of any debt forgiveness from Wells Fargo, the Company can not pay its debts and is not a "going concern". However the Directors of the Company do not believe that any material adjustments to the values of assets or liabilities would be necessary to reflect the "liquidation basis" and believe that the Company can become a going concern again in the future but hinges this opinion on the willingness of the loan creditor, Wells Fargo, to grant debt forgiveness. It would become a going concern by incorporating other business activities into the group. The Company is in default of covenants and repayment schedules on the Term Loan, Revolving Credit and Credit Accommodations with Wells Fargo Business Credit, Inc. As a result of these defaults, on March 7, 2002, Wells Fargo appointed an administrative receiver to the subsidiary under the terms of the debenture instrument to manage the assets covered by the note payable agreement. The group's operations therefore ceased from this point. On January 31, 2003, the United States District Court for the Southern District of New York entered an Order of Judgment in favor of Wells Fargo Business Credit, Inc. against Stelax Industries, Ltd., Stelax (U.K.), and Stelax Industries in the amount of $4,041,778.27 plus $911.46 per day for each day from August 22, 2002 until the entry of the judgment which occurred on January 31, 2003. In the Order of Judgment, the judge adopted the magistrate's recommendations. The magistrate's recommendations indicated that the plaintiff filed a complaint against the defendants on March 5, 2002. On June 13, 2002, the Court's clerk issued a Certificate of Default and on July 2, 2002, the court entered the default judgment, referring the matter to the magistrate to determine damages. In August 2003 Timaran Limited purchased the assets of the U.K. company from the Receiver. Timaran Limited has assigned all its rights and interest in these assets to Stelax International Ltd., a private company unassociated with Stelax Industries Ltd. The judgment against Stelax Industries Ltd. still remains.


Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Loss Per Share

Losses per share have been computed in accordance with SFAS No. 128, Earnings per Share. Basic and diluted losses per share are computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year. Outstanding Common Stock options and warrants have been excluded from the calculation of diluted losses per share because their effect would be antidilutive. The number of share options outstanding at March 31, 2004 and 2003 that could be potentially dilutive was 5,000,000 and 8,940,000, respectively. In addition, the number of warrants outstanding at March 31, 2004 and 2003 that could be potentially dilutive was 160,000.


                                   (Continued)
                                       F-8

                              STELAX INDUSTRIES LTD

                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2004 AND 2003




NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


Warrants

The proceeds received upon issuance of debt and detachable warrants is allocated between the debt and the warrants on a relative fair value basis. The fair value of the warrants is determined with reference to a Black-Scholes valuation model. Any resulting debt discount is amortized over the term of the debt using the effective interest rate method.

The fair value of warrants issued in connection with the grant of a line of credit is deferred and recognized in the income statement on a straight-line basis over the period under which the credit facility is available. When amounts are drawn down, the unamortized deferred warrant cost is allocated, on a pro-rata basis, between the draw down amount and remaining available credit facility. The portion allocated to the draw down amount is recognized over the period of the loan using the effective interest rate method.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes are determined based upon enacted tax laws and rates applied to the difference between the financial statement and tax bases of assets and liabilities.

Foreign Currency Translation

In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," exchange adjustments resulting from foreign currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected in accumulated other comprehensive income (loss). The cumulative currency translation loss as of March 31, 2004 and 2003 was $nil.

Financial Instruments

The fair values of financial instruments are determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

                             STELAX INDUSTRIES LTD

                         NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                            MARCH 31, 2004 AND 2003


NOTE 2: RELATED PARTY TRANSACTIONS

As of March 31, 2004 and 2003, funds were due to the President and his affiliates totaling $348,163 and $682,079, respectively. These amounts are payable on demand. Effective January 12, 1999, the President of the Company began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% and 600,000 warrants to purchase Common Stock of the Company at $.30 a share were issued as consideration for such credit line. In fiscal year 2000, the line of credit was extended to $1,200,000 at the same interest rate. An additional 600,000 warrants were issued at $.50 a share. The warrants are valid for five (5) years. The fair value calculated using the Black-Scholes option valuation model was $353,984 and as such additional paid in capital and pre-paid interest has been recognized. The interest is being amortized over the life of the loans using the interest method.

In fiscal year 2004, $333,916 of related party debt was paid through the issuance of 1,423,281 shares of the Company's common stock.

In fiscal year 2003, the President of the Company and the President of the subsidiary converted debt owed to each into Common Stock of the Company. This conversion was in regard to a total debt of $1,008,080 and was converted for 4,582,182 shares. No additional shares were issued in fiscal year ending March 31, 2004.

The $3000 shown as receivable from a related party at March 31, 2003 represents amounts advanced in respect of expenses. It was reduced to zero in the first quarter of fiscal 2004 as the related party has submitted duly authorized expenses against the Company.

NOTE 3:  OPTIONS

The Company has granted stock options to certain directors, officers, investors and consultants to purchase shares of the Company's common stock under a non-qualified plan. No new options were issued in fiscal years 2003 or 2004; however, the expiration date of 40,000 options was extended from January 2004 to October 2004.

Using the Black-Scholes valuation method, the fair value of the options granted was zero. The fair value of the options granted has been estimated assuming no dividends and using the following assumptions:


Risk Free Interest Rate                             4.5%

Expected Term                                  10 Months

Volatility                                         61.8%

Weighed Average Fair Value Per Share
   for Options Granted During the Year         $    0.85

A summary of the stock option transactions follows:

                                                                                            WEIGHTED
                                                                                             AVERAGE
                                                  NUMBER            EXERCISE PRICE        EXERCISE PRICE
                                                 OF SHARES             PER SHARE                PER SHARE
                                                 ---------       --------------------       -------------

Options outstanding March 31, 2002               8,940,000                                       $   0.551

Issued                                                   -

Expired                                                  -
                                                ----------

Options outstanding March 31, 2003               8,940,000                                       $   0.551

Issued                                              40,000              $  0.85                  $   0.850

Expired                                         (3,265,000)
                                                ----------

Options outstanding March 31, 2004               5,000,000                                       $   0.537
                                                ==========


                                   (Continued)
                                      F-10

                              STELAX INDUSTRIES LTD

                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2004 AND 2003

NOTE 3:  OPTIONS (Continued)

The following table summarizes information about stock options outstanding at March 31, 2004:

                                                                       WEIGHTED                      WEIGHTED
                                                                        AVERAGE                      AVERAGE
    RANGE OF                          NUMBER                           REMAINING                  EXERCISE PRICE
 EXERCISE PRICES                     OF SHARES                     CONTRACTUAL LIFE                  PER SHARE
 ---------------                     ---------                     -----------------                 ---------

$0.30 - 0.50                           4,235,000                         10 months                   $   0.485

$0.51 - 0.80                             500,000                          7 months                   $   0.745

$0.81 - 1.00                             265,000                          2 months                   $   0.977

                                       ---------
                                       5,000,000


Stock options are exercisable from date of grant until expiry date, which range from May, 2004 to December, 2005.


NOTE 4: INCOME TAXES

The Company, as a Canadian corporation, does not file United States income tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only component of deferred taxes for the Company is its net operating loss carry forwards of approximately $12,498,276 in Canada which began to expire in 1997 and $nil in the U.K. Deferred tax assets at March 31, are:

                                              2004          2003
                                        ------------     ------------
Deferred tax assets                     $  4,749,346     $  4,558,510
Valuation allowance                       (4,749,346)      (4,558,510)
                                        ------------     ------------

Net deferred-tax asset                  $          -     $          -
                                        ============     ============

The valuation allowance was increased by $190,836 and $549,290 during the fiscal years ended March 31, 2004 and 2003, respectively. Given the loss making position of the Company, it is uncertain whether losses could be utilized in the foreseeable future and therefore no benefit for deferred tax has been taken.


NOTE 5: STOCKHOLDERS' EQUITY

Shares reserved for future issuance include 5,000,000 shares for stock options. From time to time, the directors may declare and authorize payments of dividends to the stockholders of record. To date, no dividends have been declared or paid.

No options were issued in fiscal year 2003; however, 40,000 options were issued in fiscal year 2004 at an exercise price of $0.85 per share.

In fiscal years 2004 and 2003, related parties converted debt owed of $682,079 and $1,008,080 into common shares of 1,423,281 and 4,582,182, respectively.

In fiscal year 2004, 260,000 shares of the Company's common shares were issued for consulting services at $67,500, the approximate market value of the Company's common stock on the date of issuance.

During fiscal year 2003, 181,081 common stock shares were sold for cash in the amount of $58,877. No common stock was issued for cash in fiscal year 2004.

                              STELAX INDUSTRIES LTD

                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2004 AND 2003

NOTE 6: GOING CONCERN

The Company is in default of covenants and repayment schedules on the Term Loan, Revolving Credit and Credit Accommodations with Wells Fargo Business Credit, Inc. Interest is being accrued on this debt at the rate of $911.46 per day.

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

January 13, 2006                   STELAX INDUSTRIES, LTD.




                                   /s/ Harmon S. Hardy, Jr.
                                   By:  Harmon S. Hardy, Jr.
                                   President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on January 13, 2006.




                NAME                                 OFFICE



/s/ Harmon S. Hardy, Jr.
Harmon S. Hardy, Jr.                            President and
(Principal Executive and Financial Officer)     Chief Financial Officer






/s/ William D. Alexander
William D. Alexander                            Director