Form 10KSB
period 2005-03-31
STELAX INDUSTRIES LTD
filed 2006-04-13
CIK 847541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2005 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________.

                             STELAX INDUSTRIES LTD.
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

Registrant's telephone number, including area code:(972) 233-6041

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2005, was approximately $8,418,357. At March 31, 2005 there were 49,631,319 shares of common stock outstanding.

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

Employees

As of, March 15, 2006, the Company did not have any employees or independent contractors working for it.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

During fiscal 2003 and 2002, the Registrant's Common Stock was quoted on the NASDAQ Bulletin Board System. It is currently quoted on the Pink Sheets. The Registrant's Common Stock in the United States trades under the symbol "STAX". They represent inter-dealer prices and do not represent actual transactions. The range of the closing high and low bid and prices as quoted on the NASDAQ Bulletin Board and Pink Sheets from April 1, 2003 through March 31, 2005 is as follows:


                                                Bid                                             Ask
       Fiscal 2004                      High               Low                      High               Low
       -----------                      ----               ---                      ----               ---


       First Quarter                    0.32               0.21                      0.39              0.190
       Second Quarter                   0.25               0.10                      0.30              0.15
       Third Quarter                    0.19               0.13                      0.25              0.14
       Fourth Quarter                   0.16               0.105                     0.19              0.11

                                                Bid                                             Ask
       Fiscal 2005                      High               Low                      High               Low
       -----------                      ----               ---                      ----               ---

       First Quarter                    0.15               0.14                      0.13              0.09
       Second Quarter                   0.12               0.10                      0.07              0.06
       Third Quarter                    0.15               0.07                      0.05              0.03
       Fourth Quarter                   0.50               0.35                      0.29              0.11


The Registrant's Common Stock is also quoted on the Le Nouveau Marche of the Paris Stock Exchange. Trading on the Le Nouveau Marche commenced July 11, 1996.

Holders

As of March 15, 2006, there were approximately 200 holders of record of the Registrant's Common Stock.

During the fiscal year ended March 31, 2004, 260,000 shares of Common Stock were issued to four people for consulting services valued at $67,500. In the same fiscal year, the President of the Company, Harmon H. Hardy, converted $339,916 loaned to the Company into 1,423,271 shares. All shares issued in fiscal 2004 were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

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

Equity Compensation Plan Information

As of March 31, 2005, there were options to purchase 550,000 shares of common stock or warrants to purchase 160,000 shares of common stock. There are no plans now to issue options or warrants.

Previous equity compensation plans not approved by security holders constitute compensation for services rendered to the registrant, principally the officers and directors (750,000 shares).

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

In fiscal year 2005, there was no commercial activity within the Company. The Company consumed $80 cash. Cash used by operating activities amounted to $80. There were no purchases of property, equipment or intangibles in this period and no cash payment in regard to interest within the year. The resulting year end cash and equivalents balance was $ 101. Certain expenses relating to regulatory matters of the Corporation were advanced by its affiliates.

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

2005 versus 2004

Because the Company had no operations, the Company had no revenues in fiscal 2005 or 2004 and in fiscal 2005 incurred a loss of $432,023, $78,180 of which related to professional fees required for regulatory matters. In fiscal 2004 our loss was $502,200, $67,500 of which was compensation for stock issued and $50,000 was for legal and accounting fees. The balance was for interest expense accrued on the judgment on the Wells Fargo note.

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

ITEM 8A. CONTROLS AND PROCEDURES.

Annual Evaluation of Our Disclosure Controls and Internal Controls

Within the 90 days prior to the date of this Annual Report on Form 10-KSB, management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and the internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), both offices being performed by Harmon H. Hardy. Following are the conclusions of Mr. Hardy, acting as the Company's CEO and the CFO, with respect to the effectiveness of our disclosure controls and internal controls as of March 15, 2006.

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

ITEM 8B.  OTHER INFORMATION.

Not applicable

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Officers

Directors and executive officers are elected to serve until each's respective successor is elected and qualified, typically at the next ensuing annual meeting of stockholders. The directors and executive officers of the Company as of March 31, 2004 are as follows:


Name and Age                    Position                 Served In Office Since


Harmon S. Hardy, 76             Chairman of the                           1987
                                Board, President
                                and Chief Financial Officer


William D. Alexander, 56        Director                                  1996

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

                             Annual Compensation (1)
                                                                                               Stock All Other
                                                                                    Options         Compensa-
           Name              Year       Salary           Bonus         Other       (Shares)           tion
-------------------------  --------- ------------   -------------    -----------  ------------   ------------
Harmon S. Hardy              2005     $  -            $     -        $    -              -       $     -
Chairman of the              2004     $  -            $     -        $    -              -       $     -
   Board of Directors        2003     $   144,000     $     -        $    -              -       $     9,000
   President and Chief
   Financial Officer


(1) No executive officer named above received other compensation in excess of the lesser of $50,000 or 10% of such officer's salary and bonus compensation.
(2)      Includes a monthly car allowance which has been accrued but not paid.

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

                                                                            Shares of Common
                                                                           Stock Beneficially           Percentage
Name and Address of Beneficial Owner (1)                                          Owned                  of Class
---------------------------------------------------                   --------------------------     ----------------
Harmon S. Hardy, Jr.
   4004 Belt Line Road, Suite 107
   Dallas, TX 75244                                                            12,366,061                     24.9%

William D. Alexander

All Officers and other Directors as a Group                                    12,366,061                     24.9%

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

As of March 31, 2005 and 2004, funds were due to the President and his affiliates totaling $378,163 and $348,163, respectively. These amounts are payable on demand. See Note 2 Notes to Financial Statements.

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

(c)  Reports on Form 8-K.
         No reports on Form 8-K were filed during the last fiscal quarter of 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for audit services by Killman, Murrell & Company, P.C. totaled approximately $16,000 for fiscal 2005, including fees for professional services for the audit of our annual financial statements.

                              STELAX INDUSTRIES LTD

                                TABLE OF CONTENTS



                                                                          Page

Report of Independent Registered Public Accounting Firm
   Killman, Murrell & Co., P.C.                                           F-2

Financial Statements

   Consolidated Balance Sheets as of March 31, 2005 and 2004              F-3

   Consolidated Statements of Operations for the Years Ended
        March 31, 2005 and 2004                                           F-4

   Consolidated Statements of Stockholders' Deficit for the
        Years Ended March 31, 2005 and 2004                               F-5

   Consolidated Statements of Cash Flows for the Years Ended
        March 31, 2005 and 2004                                           F-6

   Notes to Consolidated Financial Statements                             F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Stelax Industries Ltd
British Columbia, Canada


We have audited the accompanying consolidated balance sheets of Stelax Industries Ltd and Subsidiary as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' (deficit) , and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stelax Industries Ltd and Subsidiary as of March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.


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


Killman, Murrell & Company, P.C.
Odessa, Texas
March 15, 2006

                              STELAX INDUSTRIES LTD

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                                                March 31,
                                                                                    -----------------------------------
                                                                                        2005                    2004
                                                                                    -------------         -------------

CURRENT ASSETS
   Cash and cash equivalents                                                      $           101       $           181
   Receivable from related parties                                                              -                     -
                                                                                    -------------         -------------

     Total Current Assets                                                                     101                   181


PREPAID LOANS - Interest                                                                        -                21,328
                                                                                    -------------         -------------


         TOTAL ASSETS                                                             $           101       $        21,509
                                                                                    =============         =============




                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                               $       488,330       $       440,230
   Payable to related parties                                                             378,163               348,163
   Accrued interest                                                                     1,431,543             1,099,028
   Note payable                                                                         3,645,833             3,645,833
                                                                                    -------------         -------------

         TOTAL CURRENT LIABILITIES                                                      5,943,869             5,533,254
                                                                                    -------------         -------------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 shares
     Authorized, no stated par value;
     Issued and outstanding 49,631,319 shares                                          26,750,090            26,750,090
   Additional paid-in capital                                                             477,060               477,060
   Accumulated deficit                                                                (33,170,918)          (32,738,895)
                                                                                    -------------         -------------

         TOTAL STOCKHOLDERS' DEFICIT                                                   (5,943,768)           (5,511,745)
                                                                                    -------------         -------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                  $           101       $        21,509
                                                                                    =============         =============




                         The accompanying notes are an
             Integral part of these consolidated financial statement

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)



                                                               Years Ended March 31,

                                                        2005                          2004
                                                  --------------                  -------------

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                        $       78,180                $       123,136
                                                    ------------                  -------------

        LOSS FROM OPERATIONS                             (78,180)                      (123,136)

OTHER (EXPENSE)
   Interest expense                                     (353,843)                      (379,064)
                                                    ------------                  -------------

        NET LOSS                                  $     (432,023)               $      (502,200)
                                                    ============                  =============

Weighted Average Shares of Common
   Stock - Basic and Diluted                          49,631,319                     48,161,884
                                                    ============                  =============

NET LOSS PER SHARE
   Basic and Diluted                              $        (0.01)               $         (0.01)
                                                    =============                 =============





































                         The accompanying notes are an
             Integral part of these consolidated financial statement
                                       F-4

                              STELAX INDUSTRIES LTD

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                   FOR THE YEARS ENDED MARCH 31, 2005 AND 2004
                      (Presented in United States dollars)


                                                                      Additional
                                               Common Stock            Paid-in     Accumulated
                                         Shares          Amount        Capital       Deficit         Total
                                      -------------   ------------     -------    -------------    ----------



BALANCE at March 31, 2003                47,948,038   $ 26,348,674    $477,060    $ (32,236,695)   $(5,410,961)

Common Stock issued during the period;
   $.20 to $.25 per share for related
    party debt conversion                 1,423,281        333,916           -                -        333,916

   $.25 to $.50 per share for
     consulting services                    260,000         67,500           -                -         67,500

Net Loss                                          -              -           -         (502,200)      (502,200)
                                        -----------   ------------     -------    -------------      ---------

BALANCE at March 31, 2004                49,631,319     26,750,090     477,060      (32,738,895)    (5,511,745)

Net Loss                                          -              -           -         (432,023)      (432,023)
                                        ------------  ------------     -------     ------------     ----------

BALANCE at March 31, 2005                49,631,319   $ 26,750,090    $477,060    $ (33,170,918)   $(5,943,768)
                                        ===========   ============     =======    =============     ==========





















                         The accompanying notes are an
             Integral part of these consolidated financial statement
                                       F-5

                              STELAX INDUSTRIES LTD



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Presented in United States dollars)


                                                                                    Years Ended March 31,
                                                                           2005                          2004
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                            $    (432,023)              $    (502,200)
   Adjustments to Reconcile Net Loss
     to Net Cash Used by Operating Activities:
       Stock Based Interest Expense                                           21,328                      46,549
       Stock Issued for Consulting Services                                        -                      67,500
   Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                         380,615                     382,515
       Payable to Related Parties                                             30,000                       3,000
                                                                         -----------                 -----------

           NET CASH USED BY
              OPERATING ACTIVITIES                                               (80)                     (2,636)
                                                                         -----------                 -----------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                              (80)                     (2,636)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                          181                       2,817
                                                                         -----------                 -----------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                      $         101               $          181
                                                                         ===========                 ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                       $           -               $            -
                                                                         ===========                 ============
   Income Taxes Paid                                                   $           -               $            -
                                                                         ===========                 ============

NON-CASH INVESTING AND FINANCING
   ACTIVITIES
   Issuance of Stock for Related Party Payable                         $           -               $     333,916
   Reduction of Payable to Related Parties                                         -                    (333,916)
                                                                         -----------                 -----------

                                                                       $           -               $            -
                                                                         ===========                 ============



                         The accompanying notes are an
             Integral part of these consolidated financial statement

                              STELAX INDUSTRIES LTD

                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2005 AND 2004

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

Loss Per Share

Losses per share have been computed in accordance with SFAS No. 128, Earnings per Share. Basic and diluted losses per share are computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year. Outstanding Common Stock options and warrants have been excluded from the calculation of diluted losses per share because their effect would be antidilutive. The number of share options outstanding at March 31, 2005 and 2004 that could be potentially dilutive was 550,000 and 5,000,000, respectively. In addition, the number of warrants outstanding at March 31, 2005 that could be potentially dilutive was 160,000.










                                   (Continued)

                              STELAX INDUSTRIES LTD

                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2005 AND 2004




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

Foreign Currency Translation

In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," exchange adjustments resulting from foreign currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected in accumulated other comprehensive income (loss). The cumulative currency translation loss as of March 31, 2005 and 2004 was $nil.

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

                              STELAX INDUSTRIES LTD

                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2005 AND 2004


NOTE 2: RELATED PARTY TRANSACTIONS

As of March 31, 2005 and 2004, funds were due to the President and his affiliates totaling $378,163 and $348,163, respectively. These amounts are payable on demand. Effective January 12, 1999, the President of the Company began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% and 600,000 warrants to purchase Common Stock of the Company at $.30 a share were issued as consideration for such credit line. In fiscal year 2000, the line of credit was extended to $1,200,000 at the same interest rate. An additional 600,000 warrants were issued at $.50 a share. The warrants are valid for five (5) years. The fair value calculated using the Black-Scholes option valuation model was $353,984 and as such additional paid in capital and pre-paid interest has been recognized. The interest was amortized over the life of the loans usling the interest method.

In fiscal year 2004, $333,916 of related party debt was paid through the issuance of 1,423,281 shares of the Company's common stock.

NOTE 3:  OPTIONS

The Company has granted stock options to certain directors, officers, investors and consultants to purchase shares of the Company's common stock under a non-qualified plan. No new options were issued in fiscal years 2004 or 2005; however, the expiration date of 40,000 options was extended from January 2004 to October 2004.

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

A summary of the stock option transactions follows:

                                                                                            WEIGHTED
                                                                                             AVERAGE
                                                  NUMBER            EXERCISE PRICE        EXERCISE PRICE
                                                 OF SHARES             PER SHARE                PER SHARE
                                                 ---------       --------------------       -------------


Options outstanding March 31, 2003               8,940,000                                       $   0.551

Issued                                              40,000             $   0.85                  $   0.850

Expired                                         (3,265,000)
                                                ----------

Options outstanding March 31, 2004               5,000,000                                       $   0.537

Expired                                         (4,500,000)                                      $   0.537
                                               -----------

Options outstanding March 31, 2005                 550,000
                                               ===========








                                   (Continued)

                              STELAX INDUSTRIES LTD

                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2005 AND 2004

NOTE 3:  OPTIONS (Continued)

The following table summarizes information about stock options outstanding at March 31, 2005:

                                                                       WEIGHTED                      WEIGHTED
                                                                        AVERAGE                      AVERAGE
    RANGE OF                          NUMBER                           REMAINING                  EXERCISE PRICE
 EXERCISE PRICES                     OF SHARES                     CONTRACTUAL LIFE                  PER SHARE
 ---------------                     ---------                     -----------------                 ---------

$0.30 - 0.50                             550,000                          3 months                   $   0.473


Stock options are exercisable from date of grant until expiry date, which range from May, 2005 to December, 2005.

NOTE 4: INCOME TAXES

The Company, as a Canadian corporation, does not file United States income tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only component of deferred taxes for the Company is its net operating loss carry forwards of approximately $12,930,299 in Canada which began to expire in 1997 and $nil in the U.K. Deferred tax assets at March 31, are:
                                              2005                    2004
                                        -------------             -------------
Deferred tax assets                     $   4,913,315             $   4,749,346

Valuation allowance                        (4,913,315)               (4,749,346)
                                          -----------               -----------

Net deferred-tax asset                  $           -             $           -
                                          ===========               ===========

The valuation allowance was increased by $163,969 and $190,836 during the fiscal years ended March 31, 2005 and 2004, respectively. Given the loss making position of the Company, it is uncertain whether losses could be utilized in the foreseeable future and therefore no benefit for deferred tax has been taken.

NOTE 5: STOCKHOLDERS' EQUITY.

There were 550,000 options outstanding at the end of fiscal year 2005 at an exercise prices ranging from $0.30 to $0.50 and, 40,000 options were issued in fiscal year 2004 at an exercise price of $0.85 per share.

In fiscal year 2004 related parties converted debt owed of $682,079 into common shares of 1,423,281.

In fiscal year 2004, 260,000 shares of the Company's common shares were issued for consulting services at $67,500, the approximate market value of the Company's common stock on the date of issuance.

No common stock was issued for cash in fiscal years 2005 or 2004.

                              STELAX INDUSTRIES LTD

                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2005 AND 2004

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

April 10, 2006                    STELAX INDUSTRIES, LTD.



                                  /s/ Harmon S. Hardy, Jr.
                                  By:  Harmon S. Hardy, Jr.
                                  President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 10, 2006.


NAME                                    OFFICE



 /s/ Harmon S. Hardy, Jr.
Harmon S. Hardy, Jr.                    President and Chief Financial Officer







 /s/ William D. Alexander
William D. Alexander                    Director