Form 10-Q
period 2003-06-30
STELAX INDUSTRIES LTD
filed 2006-04-27
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transition period from __________________ to ______________

Commission file number: 1-14219

                             Stelax Industries Ltd.
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

British  Columbia                                       None
------------------------------------------------------------------------------
(State or other jurisdiction            (IRS Employer Identification No.)
 of incorporation or organization)

 5515 Meadow Crest Drive, Dallas, Texas.                 75229
------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip Code)

                                 (972) 233-6041
------------------------------------------------------------------------------
                         (Registrant's telephone number)

                 4004 Beltline Road, Suite 107, Dallas TX 75244
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No __X__

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large accelerated filer      Accelerated filer          Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X  No ____
   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2003: 49,541,319.

                              STELAX INDUSTRIES LTD

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                                      June 30,              March 31,
                                                                                        2003                    2003
                                                                                    -------------         -------------
                                                                                      Unaudited
CURRENT ASSETS
   Cash and cash equivalents                                                      $          (297)      $         2,817
   Receivable from related parties                                                              -                 3,000
                                                                                    -------------         -------------

     Total Current Assets                                                                    (297)                5,817


PREPAID LOANS - Interest                                                                   56,240                67,877
                                                                                    -------------         -------------


         TOTAL ASSETS                                                             $        55,943       $        73,694
                                                                                    =============         =============



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                               $       402,730       $       390,230
   Payable to related parties                                                             682,079               682,079
   Accrued interest                                                                       849,414               766,513
   Note payable                                                                         3,645,833             3,645,833
                                                                                    -------------         -------------

         TOTAL CURRENT LIABILITIES                                                      5,580,056             5,484,655
                                                                                    -------------         -------------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 Shares
     Authorized, No Stated Par Value;
     Issued and Outstanding 49,291,319 and
     49,541,319 Shares at March 31,
     2003 and June 30, 2003, respectively                                              26,348,674            26,348,674
   Additional Paid-In Capital                                                             477,060               477,060
   Accumulated Deficit                                                                (32,349,847)          (32,236,695)
                                                                                    -------------         -------------

         TOTAL STOCKHOLDERS' DEFICIT                                                   (5,524,113)           (5,410,961)
                                                                                    -------------         -------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                  $        55,943       $        73,694
                                                                                    =============         =============




                  The accompanying notes are an integral part
                   of these consolidated financial statements

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)



                                                            Three Months Ended June 30,
                                                 ------------------------------------------------

                                                        2003                           2002
                                                 ---------------                  ---------------

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                       $        18,614                  $       197,371
                                                   -------------                    -------------

        LOSS FROM OPERATIONS                             (18,614)                        (197,371)

OTHER (EXPENSE)
   Interest Expense                                      (94,538)                         (93,432)
                                                   -------------                    -------------

     NET LOSS                                    $      (113,152)                 $      (290,803)
                                                   =============                    =============

Weighted Average Shares of Common
   Stock - Basic and Diluted                          49,416,319                       44,246,975
                                                  ==============                    =============

NET LOSS PER SHARE
   Basic and Diluted                             $        (0.00)                  $        (0.01)
                                                   ============                     ============



















                         The accompanying notes are an
            integral part of these consolidated financial statements

                              STELAX INDUSTRIES LTD



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Presented in United States dollars)


                                                                                 Three Months Ended June 30,
                                                                       -----------------------------------------
                                                                           2003                         2002
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                            $   (113,152)               $    (290,803)
   Adjustments to Reconcile Net Loss
     to Net Cash Used by Operating Activities:
       Stock Based Interest Expense                                          11,637                            -
   Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                         95,401                      281,223
       Inventory                                                                                           9,890
       Payable to Related Parties                                             3,000                            -
                                                                         ----------                  -----------

           NET CASH USED (PROVIDED) BY
              OPERATING ACTIVITIES                                           (3,114)                         310
                                                                         ----------                  -----------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                          (3,114)                         310

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                       2,817                        4,102
                                                                         ----------                  -----------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                      $       (297)               $       4,412
                                                                         ==========                  ===========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                       $          -                $           -
                                                                         ==========                  ===========
   Income Taxes Paid                                                   $          -                $           -
                                                                         ==========                  ===========



                         The accompanying notes are an
            integral part of these consolidated financial statements

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited
                             June 30, 2003 and 2002

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the three months ended June 30, 2003 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2003.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 49,416,319 and 44,246,975 outstanding during the three month period ended June 30, 2003 and 2002, respectively.

(3)  RELATED PARTY TRANSACTIONS

As of June 30, 2003 funds are owed by the Company totaling $ 682,079 to the President of the Company and his affiliates. As of June 30, 2002, funds owed by the Company totaled $ 1,152,064 to the President of the Company and his affiliates.

As of June 30, 2002, the Company owed the President of the Company $ 586,645. As of March 31, 2003, the Company owed the President of the Company $ 682,079.

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

General

The Company's operations ceased in March 2002 when its operating subsidiary, Stelax (UK), Ltd., was placed into receivership following default on a loan held by Wells Fargo Business Credit, Inc. Because ownership of the subsidiary passed to the receiver at that time, Stelax (UK), Ltd. ceased to be consolidated with our financial statements. Nonetheless, July 2002 Wells Fargo Business Credit, Inc. obtained a judgment against the Company in the United District Court for the Southern District of New York. The judgment is carried on our balance sheet for the amount of $3,645,833 plus interest which accrues daily. Accordingly, with no operations we have no revenue, and our expenses consist of accrued interest and professional fees necessary for our filings with regulatory agencies, expenses that have been funded by principals of the Company and their affiliates.

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

In July 2000, the Company's United States subsidiary entered into a loan and security agreement with Banc of America Commercial Finance Corporation (the "Loan Agreement") whereby the Company obtained a term loan as well as a revolving credit and credit accommodation. The maximum amount that could be borrowed under the Loan Agreement is $5,750,000.

The Company shipped some product prior to entering into the Loan Agreement, but the proceeds of the Loan Agreement were used to refine production processes so that the Company could begin volume productions.

The Registrant's U.K. subsidiary commenced quantity production in the quarter ended June 2001 but was unable to increase production for sufficiently large volumes to obtain profitability or service debt, and in March 2002 the Registrant's U.K. subsidiary was placed into receivership and the receiver acquired control of the assets of the U.K. subsidiary.

In June 2003 an affiliate of the Registrant Company, through an intermediary company (Timaran Ltd.), made a contract with the Receiver to purchase all of the Stelax (U.K.) assets held by the Receiver. Timaran Ltd. started recommissioning and operating the Aberneath Facility. In August 2004 Timaran completed the purchase of the U.K. assets from the Receiver. Timaran has assigned all its rights and interest to Stelax International Ltd., a private company unassociated with Stelax Industries Ltd.

Quarter ended June 30, 2003, compared to quarter ended June 30, 2002

There was no revenue in the periods reported due to the Company's U.K. subsidiary, the Company's only operating entity, being transferred to a receiver in March 2002.

The Company's losses in the quarter ended June 2002 were $113,152 of which $94,538 was interest expense. In the quarter June 30, 2002 the respective figures were loss of $ 290,803 and $93,432 interest. Interest expense for the periods arise from interest on the indebtedness to or judgment in favor of Wells Fargo Business Credit, Inc. The balance of the expenses for each period relate to expenses required for regulatory requirements which have been funded by principals of the Company.

Liquidity and Capital Resources

With the judgment against the Company obtained by Wells Fargo Business Credit, Inc. plus interest exceeding $4,000,000, the Company is unable to place any assets in the Company because they would be subject to garnishment. Accordingly, the Company has no operational capability.

During the respective periods, the Company's limited financial requirements were funded by private loans from former affiliates of the Company.

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

March 7, 2002 an Administrative Receiver was appointed to Stelax (U.K.) pursuant to a debenture instrument executed over the whole of the assets of the company in favour of Bank of America Finance Corporation dated June 30 2000 and assigned to Wells Fargo Business Credit Inc on April 20 2001. Accordingly from March 7,2002 control rests with the Receiver not Stelax Industries.

The results of Stelax (U.K.) have been consolidated up to March 7, 2002 thereafter Stelax (U.K) has been reported using the cost method. At March 7, 2002 Stelax (U.K.) had net assets of $7,111,166 principally consisting of plant and equipment at the Aberneath facility in South Wales, United Kingdom. However Stelax Industries does not expect to recover any monies from the Receiver in respect of this investment. This investment has therefore been written off, and a loss of $7,111,166 has been recorded in the income statement for the year to March 31,2002.

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

Item 4. Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to the Company's management, including its President who acts as our Chief Financial Officer to allow timely decisions regarding required disclosure. During the 90-day period prior to the date of this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, and no corrective actions taken with regard to significant deficiencies or material weaknesses in such controls, subsequent to the date of our most recent evaluation of internal controls.

                                    PART - II
Item 1. Legal Proceedings.

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

Item 3. Defaults Upon Senior Securities.

See Item 1 of Part II hereof.

Item 6. Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities exchange Act of 1934, registrant has duly caused this report to be signed on its behalf by the undersigned.

 Stelax Industries, Ltd.


Dated: April 26, 2006                          /s/ Harmon S. Hardy
                                               -------------------
                                               Harmon S. Hardy, President and
                                               Principal Financial Officer