Form 10-Q
period 2003-09-30
STELAX INDUSTRIES LTD
filed 2006-04-27
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended Sep 30, 2003

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

  5515 Meadow Crest Drive, Dallas, Texas.                75229
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

Yes _X  No ____
     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2003: 49,541,319.

                              STELAX INDUSTRIES LTD

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                                    September 30,           March 31,
                                                                                        2003                    2003
                                                                                    -------------         -------------
                                                                                      Unaudited
CURRENT ASSETS
   Cash and cash equivalents                                                        $        (328)        $       2,817
   Receivable from related parties                                                              -                 3,000
                                                                                      -----------           -----------

     Total Current Assets                                                                    (328)                5,817


PREPAID LOANS - Interest                                                                   44,603                67,877
                                                                                      -----------           -----------


         TOTAL ASSETS                                                               $      44,275         $      73,694
                                                                                      ===========           ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable                                                                 $     415,230         $     390,230
   Payable to related parties                                                             682,079               682,079
   Accrued interest                                                                       933,226               766,513
   Note payable                                                                         3,645,833             3,645,833
                                                                                      -----------           -----------

         TOTAL CURRENT LIABILITIES                                                      5,676,368             5,484,655
                                                                                      -----------           -----------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 Shares
     Authorized, No Stated Par Value;
     Issued and Outstanding 49,291,319 and
     49,541,319 Shares at March 31,
     2003 and Sep 30, 2003, respectively                                               26,348,674            26,348,674
   Additional Paid-In Capital                                                             477,060               477,060
   Accumulated Deficit                                                                (32,457,827)          (32,236,695)
                                                                                    -------------         -------------

         TOTAL STOCKHOLDERS' DEFICIT                                                   (5,632,093)           (5,410,961)
                                                                                      -----------           -----------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                    $      44,275         $      73,694
                                                                                      ===========           ===========



                         The accompanying notes are an
            integral part of these consolidated financial statements

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)



                                                       Three Months Ended                    Six Months Ended
                                                          September 30,                           September 30,
                                                 -------------------------------        -------------------------------

                                                     2003              2002                  2003             2002
                                                 -------------    --------------        -------------     -------------

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                       $      12,531    $      519,352        $      31,145     $     716,724
                                                   -----------       -----------          -----------       -----------

     LOSS FROM OPERATIONS                              (12,531)         (519,352)             (31,145)         (716,724)

OTHER (EXPENSE)
   Interest Expense                                    (95,449)          (94,662)            (189,987)         (188,094)

     NET LOSS                                    $    (107,980)   $     (614,014)       $    (221,132)    $    (904,818)
                                                   ===========       ===========          ===========       ===========

Weighted Average Shares of Common
   Stock - Basic and Diluted                        49,541,319        44,327,284           49,469,890        44,327,284
                                                  ============     =============         ============      =============


NET LOSS PER SHARE
   Basic and Diluted                             $      (0.00)    $      (0.00)         $      (0.00)     $      (0.02)
                                                  ===========      ===========           ===========       ===========























                         The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-2

                              STELAX INDUSTRIES LTD



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Presented in United States dollars)


                                                                               Six Months Ended September 30,
                                                                       -----------------------------------------
                                                                           2003                         2002
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                            $   (221,132)             $      (904,818)
   Adjustments to Reconcile Net Loss
     to Net Cash Used by Operating Activities:
       Stock Based Interest Expense                                          23,274                            -
   Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                        191,713                     (260,334)
       Inventory                                                                                          92,247
       Payable to Related Parties                                             3,000                            -
                                                                       ------------                -------------

           NET CASH USED BY
              OPERATING ACTIVITIES                                           (3,145)                  (1,072,905)
                                                                       ------------                --------------

CASH FLOW FROM FINANCING ACTIVITIES
   Net Proceeds From Common Stock Issuance                                        -                    1,071,458
                                                                       ------------                -------------

           NET CASH USED BY
              FINANCING ACTIVITIES                                                -                    1,071,458
                                                                       ------------                -------------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                          (3,145)                      (1,447)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                       2,817                        4,102
                                                                       ------------                -------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                      $       (328)             $         2,655
                                                                       ============               ==============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                       $          -              $             -
                                                                        ===========                =============
   Income Taxes Paid                                                   $          -              $             -
                                                                        ===========                =============



                         The accompanying notes are an
            integral part of these consolidated financial statements

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited
                               September 30, 2003

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

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 49,469,890 and 44,327,284 outstanding during the six month period ended September 30, 2003 and 2002, respectively.

(3)  RELATED PARTY TRANSACTIONS

As of September 30, 2003 funds are owed by the Company totaling $ 682,079 to the President of the Company and his affiliates. As of September 30, 2002, funds owed by the Company totaled $ 1,152,064 to the President of the Company and his affiliates.

As of September 30, 2002, the Company owed the President of the Company $ 586,645. As of March 31, 2003, the Company owed the President of the Company $ 586,645.

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

Quarter and six months ended September 30, 2003, compared to quarter and six months ended September 30, 2002

There was no revenue in the periods reported due to the Company's U.K. subsidiary, the Company's only operating entity, being transferred to a receiver in March 2002.

The Company's losses in the six month and three month periods arise from interest on the indebtedness to or judgment in favor of Wells Fargo Business Credit, Inc. The balance of the expenses for each period relate to expenses required for regulatory requirements which have been funded by principals of the Company.

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