Form 10-Q
period 2003-12-31
STELAX INDUSTRIES LTD
filed 2006-04-27
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended Dec 31, 2003

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No_X__

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large accelerated filer      Accelerated filer         Non-accelerated filer X

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X  No ____
   --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of December 31, 2003: 49,541,319.

                              STELAX INDUSTRIES LTD

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                                     December 31,            March 31,
                                                                                        2003                    2003
                                                                                    -------------         -------------
                                                                                      Unaudited
CURRENT ASSETS
   Cash and cash equivalents                                                        $        (418)        $       2,817
   Receivable from related parties                                                              -                 3,000
                                                                                    -------------           -----------

     Total Current Assets                                                                    (418)                5,817


PREPAID LOANS - Interest                                                                   32,966                67,877
                                                                                    -------------         -------------


         TOTAL ASSETS                                                               $      32,548         $      73,694
                                                                                    =============         =============




                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                                 $     427,730         $     390,230
   Payable to related parties                                                             682,079               682,079
   Accrued interest                                                                     1,017,038               766,513
   Note payable                                                                         3,645,833             3,645,833
                                                                                    -------------         -------------

         TOTAL CURRENT LIABILITIES                                                      5,772,680             5,484,655
                                                                                    -------------         -------------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 Shares
     Authorized, No Stated Par Value;
     Issued and Outstanding 49,291,319 and
     49,541,319,038 Shares at March 31,
     2003 and December 31, 2003, respectively                                          26,348,674            26,348,674
   Additional Paid-In Capital                                                             477,060               477,060
   Accumulated Deficit                                                                (32,565,866)          (32,236,695)
                                                                                    -------------         -------------

         TOTAL STOCKHOLDERS' DEFICIT                                                   (5,740,132)           (5,410,961)
                                                                                    -------------         -------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                    $      32,548         $      73,694
                                                                                    =============         =============




                          The accompanying notes are an
            integral part of these consolidated financial statements

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)



                                                       Three Months Ended                    Nine Months Ended
                                                          December 31,                            December 31,
                                                 -------------------------------        -------------------------------

                                                     2003              2002                  2003             2002
                                                 -------------    --------------        -------------     -------------

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                       $      12,590    $      180,720        $      43,735   $       897,446
                                                   -----------       -----------          -----------     -------------

     LOSS FROM OPERATIONS                              (12,590)         (180,720)             (43,735)         (897,446)

OTHER (EXPENSE)
   Interest Expense                                    (95,449)          (91,812)            (285,436)         (279,904)
                                                   -----------       -----------          -----------     -------------

     NET LOSS                                    $    (108,039)   $     (272,532)       $    (329,171)  $    (1,177,350)
                                                   ===========       ===========          ===========     =============

Weighted Average Shares of Common
   Stock - Basic and Diluted                        44,446,718        43,184,775           44,446,718        43,184,775
                                                    ==========        ==========           ==========        ==========


NET LOSS PER SHARE
   Basic and Diluted                             $      (0.00)    $      (0.01)         $      (0.01)   $        (0.03)
                                                  ===========      ===========           ===========     =============
















                         The accompanying notes are an
            integral part of these consolidated financial statements

                              STELAX INDUSTRIES LTD



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Presented in United States dollars)


                                                                               Nine Months Ended December 31,
                                                                       -----------------------------------------
                                                                           2003                         2002
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                          $     (329,171)               $  (1,177,350)
   Adjustments to Reconcile Net Loss
     to Net Cash Used by Operating Activities:
       Stock Based Interest Expense                                          34,911                            -
   Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                        288,025                       16,909
       Inventory                                                                  -                       92,247
       Payable to Related Parties                                             3,000                            -
                                                                       ------------                  -----------

           NET CASH USED BY
              OPERATING ACTIVITIES                                           (3,235)                  (1,068,194)
                                                                       ------------                  -----------

CASH FLOW FROM FINANCING ACTIVITIES
   Net Proceeds From Common Stock Issuance                                        -                    1,066,958
                                                                       ------------                    ---------

           NET CASH USED BY
              FINANCING ACTIVITIES                                                -                    1,066,958
                                                                       ------------                 ------------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                          (3,235)                      (1,236)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                       2,817                        4,102
                                                                       ------------                  -----------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                    $         (418)               $       2,866
                                                                       ============                  ============
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                     $            -                $           -
                                                                         ==========                  ============
   Income Taxes Paid                                                 $            -                $           -
                                                                         ==========                  ============





                         The accompanying notes are an
            integral part of these consolidated financial statements

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited
                                December 31, 2003

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the nine months ended December 31, 2003 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2003.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 49,491,319 and 45,340,168 outstanding during the nine month period ended December 31, 2003 and 2002, respectively.

(3)  RELATED PARTY TRANSACTIONS

As of December 31, 2003 funds are owed by the Company totaling $ 682,079 to the President of the Company and his affiliates. As of December 31, 2002, funds owed by the Company totaled $ 1,152,064 to the President of the Company and his affiliates.

As of December 31, 2003, the Company owed the President of the Company $ 586,645. As of March 31, 2003, the Company owed the President of the Company $ 682,079.

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

Quarter and nine months ended December 31, 2003, compared to quarter and nine months ended December 31, 2002

There was no revenue in the periods reported due to the Company's U.K. subsidiary, the Company's only operating entity, being transferred to a receiver in March 2002.

The Company's losses in the nine month and three month periods arise from interest on the indebtedness to or judgment in favor of Wells Fargo Business Credit, Inc. The balance of the expenses for each period relate to expenses required for regulatory requirements which have been funded by principals of the Company.

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