Form 10QSB
period 2004-09-30
STELAX INDUSTRIES LTD
filed 2006-04-27
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended Sep 30, 2004

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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No__X__

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):

Large accelerated filer      Accelerated filer          Non-accelerated filer X

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes _X  No ____
     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September, 2004: 49,631,319.

                              STELAX INDUSTRIES LTD

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                                    September 30,           March 31,
                                                                                        2004                    2004
                                                                                    -------------         -------------
                                                                                      Unaudited
CURRENT ASSETS
   Cash and cash equivalents                                                      $            91       $           181
                                                                                    -------------         -------------

     Total Current Assets                                                                      91                   181


PREPAID LOANS - Interest                                                                        -                21,328
                                                                                    -------------         -------------


         TOTAL ASSETS                                                             $            91       $        21,509
                                                                                    =============         =============




                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                               $       464,230       $       440,230
   Payable to related parties                                                             363,163               348,163
   Accrued interest                                                                     1,265,741             1,099,028
   Note payable                                                                         3,645,833             3,645,833
                                                                                    -------------         -------------

         TOTAL CURRENT LIABILITIES                                                      5,738,967             5,533,254
                                                                                    -------------         -------------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 Shares
     Authorized, No Stated Par Value;
     Issued and Outstanding 49,631,319 and
     49,631,319 Shares at March 31,
     2004 and September 30, 2004, respectively                                         26,750,090            26,750,090
   Additional Paid-In Capital                                                             477,060               477,060
   Accumulated Deficit                                                                (32,966,026)          (32,738,895)
                                                                                    -------------         -------------

         TOTAL STOCKHOLDERS' DEFICIT                                                   (5,738,876)           (5,511,745)
                                                                                    -------------         -------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                  $            91       $        21,509
                                                                                    =============         =============



                          The accompanying notes are an
            integral part of these consolidated financial statements

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)



                                                       Three Months Ended                    Six Months Ended
                                                          September 30,                           September 30,
                                                 -------------------------------        -------------------------------

                                                     2004              2003                  2004             2003
                                                 -------------    --------------        -------------     -------------

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                       $      19,545    $       12,531        $      39,090     $      31,145
                                                   -----------       -----------          -----------       -----------

     LOSS FROM OPERATIONS                              (19,545)          (12,531)             (39,090)          (31,145)

OTHER (EXPENSE)
   Interest Expense                                    (94,476)          (95,449)            (188,041)         (189,987)
                                                   -----------       -----------          -----------       -----------

     NET LOSS                                    $    (114,021)   $     (107,980)       $    (227,131)    $    (221,132)
                                                   ===========       ===========          ===========       ===========

Weighted Average Shares of Common
   Stock - Basic and Diluted                        49,631,319        49,541,319           49,631,319        49,469,890
                                                  ============     =============         =============     =============

NET LOSS PER SHARE
   Basic and Diluted                             $      (0.00)    $       (0.00)        $      (0.00)     $      (0.00)
                                                  ===========      ============           ===========       ===========




                          The accompanying notes are an
            integral part of these consolidated financial statements

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Presented in United States dollars)


                                                                               Six Months Ended September 30,
                                                                       -----------------------------------------
                                                                           2004                         2003
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                            $   (227,131)                 $  (221,132)
   Adjustments to Reconcile Net Loss
     to Net Cash Used by Operating Activities:
       Stock Based Interest Expense                                          21,328                       23,274
   Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                        205,713                      191,713
       Payable to Related Parties                                                 -                        3,000
                                                                         ----------                   -----------

           NET CASH USED BY
              OPERATING ACTIVITIES                                              (90)                      (3,145)
                                                                         ----------                     ---------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             (90)                      (3,145)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                         181                        2,817
                                                                         ----------                     --------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                      $         91                  $      (328)
                                                                         ==========                     =========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                       $          -                  $         -
                                                                         ==========                     =========
   Income Taxes Paid                                                   $          -                  $         -
                                                                         ==========                     =========


                          The accompanying notes are an
            integral part of these consolidated financial statements

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited
                               September 30, 2004

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the six months ended September 30, 2004 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2004.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 49,631,319 and 49,469,890 outstanding during the six month period ended September 30, 2004 and 2003, respectively.

(3)  RELATED PARTY TRANSACTIONS

As of September 30,2004 funds are owed by the Company totaling $ 363,163 to the President of the Company and his affiliates. As of September 30, 2003, funds owed by the Company totaled $ 682,079 to the President of the Company and his affiliates.

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

Quarter and six months ended September 30, 2004, compared to quarter and six months ended September 30, 2003

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