Form 10QSB
period 2005-06-30
STELAX INDUSTRIES LTD
filed 2006-06-02
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

 5515 Meadow Crest Drive, Dallas, Texas                  75229
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2005: 49,631,319.

                              STELAX INDUSTRIES LTD

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                                      June 30,              March 31,
                                                                                        2005                    2005
                                                                                    -------------         -------------
                                                                                      Unaudited
CURRENT ASSETS
   Cash and cash equivalents                                                        $          56         $         101
                                                                                      -----------           -----------

     Total Current Assets                                                                      56                   101
                                                                                      -----------           -----------

         TOTAL ASSETS                                                               $          56         $         101
                                                                                      ===========           ===========




                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                                 $     404,730         $     400,217
   Payable to related parties                                                             389,763               378,163
   Accrued interest                                                                     1,514,444             1,431,543
   Other accrued liabilities                                                               88,113                88,113
   Note payable                                                                         3,645,833             3,645,833
                                                                                    -------------         -------------

         TOTAL CURRENT LIABILITIES                                                      6,042,883             5,943,869
                                                                                    -------------         -------------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 Shares
     Authorized, No Stated Par Value;
     Issued and Outstanding 49,631,319 and
     49,631,319 Shares at March 31,
     2005 and June 30, 2005, respectively                                              26,750,090            26,750,090
   Additional Paid-In Capital                                                             477,060               477,060
   Accumulated Deficit                                                                (33,269,977)          (33,170,918)
                                                                                    -------------         -------------

         TOTAL STOCKHOLDERS' DEFICIT                                                   (6,042,827)           (5,943,768)
                                                                                    -------------         -------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                    $          56         $         101
                                                                                    =============         =============



                  The accompanying notes are an integral part
                   of these consolidated financial statements

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                   (Unaudited)



                                                            Three Months Ended June 30,
                                                 ------------------------------------------------

                                                        2005                           2004
                                                 ---------------                  ---------------

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                       $        16,158                  $       19,545
                                                   -------------                    ------------

        LOSS FROM OPERATIONS                             (16,158)                        (19,545)

OTHER (EXPENSE)
   Interest Expense                                      (82,901)                        (93,565)
                                                   -------------                    ------------

        NET LOSS                                 $       (99,059)                 $     (113,110)
                                                   =============                     ===========

Weighted Average Shares of Common
   Stock - Basic and Diluted                          49,631,319                      49,631,319
                                                  ==============                    ============

NET LOSS PER SHARE
   Basic and Diluted                             $         0.00                   $       (0.00)
                                                   ============                     ============












                         The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-2

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Presented in United States dollars)
                                   (Unaudited)

                                                                                 Three Months Ended June 30,
                                                                       -----------------------------------------
                                                                           2005                         2004
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                          $      (99,059)               $    (113,110)
   Adjustments to Reconcile Net Loss
     to Net Cash Used by Operating Activities:
       Stock Based Interest Expense                                               -                       10,664
   Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                         72,447                      102,401
       Payable to Related Parties                                            26,567                            -
                                                                       ------------                  -----------

           NET CASH USED BY
              OPERATING ACTIVITIES                                              (45)                         (45)
                                                                       ------------                  -----------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             (45)                         (45)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                         101                          181
                                                                       ------------                 ------------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                    $           56                $         136
                                                                       ============                    =========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                     $            -                $           -
                                                                         ==========                  ===========
   Income Taxes Paid                                                 $            -                $           -
                                                                         ==========                  ===========




                         The accompanying notes are an
            integral part of these consolidated financial statements

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited
                                  June 30, 2005

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the three months ended June 30, 2005 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2005.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 49,631,319 and 49,631,319 outstanding during the three month period ended June 30, 2005 and 2004, respectively.

(3)  RELATED PARTY TRANSACTIONS

As of June 30, 2005 funds are owed by the Company totaling $389,763 to the President of the Company and his affiliates.

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

Quarter ended June 30, 2005, compared to quarter ended June 30, 2004

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

 Stelax Industries, Ltd.


Dated: June 2, 2006                       /s/ Harmon S. Hardy
                                          -------------------
                                          Harmon S. Hardy, President and
                                          Principal Financial Officer