Form 10KSB
period 2006-03-31
STELAX INDUSTRIES LTD
filed 2006-06-27
CIK 847541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)
         (X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2006 or

         ( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________.

                             STELAX INDUSTRIES LTD.
             (Exact name of registrant as specified in its charter)
                         Commission file number 0-18052

British Columbia, Canada                                     None
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                           Identification No.)

5515 Meadow Crest Drive, Dallas, Texas,                      75229.
-------------------------------------------------------------------------------
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2006, was approximately $8,418,357. At March 31, 2006 there were 49,631,319 shares of common stock outstanding.

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

In February 2006, the second section of the Sanction Commission of the Autorite des Marches Financiees, regulatory authorities responsible for monitoring trading in France which obtained jurisdiction because our stock was traded on the Nouveau Marche in France, asserted that we had failed to provide French translations of certain documents filed with the Securities and Exchange Commission, resulting in a penalty against us and our Chief Executive officer, Harmon H. Hardy, of 30,000 and 10,000 Euros, respectively.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

During fiscal 2003 and 2002, the Registrant's Common Stock was quoted on the NASDAQ Bulletin Board System. It is currently quoted on the Pink Sheets. The Registrant's Common Stock in the United States trades under the symbol "STAX". They represent inter-dealer prices and do not represent actual transactions. The range of the closing high and low bid and prices as quoted on the NASDAQ Bulletin Board and Pink Sheets from April 1, 2004 through March 31, 2006 is as follows:

                                                Bid                                             Ask
       Fiscal 2005                      High               Low                      High               Low
       -----------                      ----               ---                      ----               ---

       First Quarter                    0.15               0.14                      0.13              0.09
       Second Quarter                   0.12               0.10                      0.07              0.06
       Third Quarter                    0.15               0.07                      0.05              0.03
       Fourth Quarter                   0.16               0.105                     0.19              0.11

                                                Bid                                             Ask
       Fiscal 2006                      High               Low                      High               Low
       -----------                      ----               ---                      ----               ---

       First Quarter                    0.31               0.17                      0.35              0.19
       Second Quarter                   0.22               0.18                      0.25              0.19
       Third Quarter                    0.225              0.09                      0.24              0.11
       Fourth Quarter                   0.24               0.13                      0.27              0.13


The Registrant's Common Stock is also quoted on the Le Nouveau Marche of the Paris Stock Exchange. Trading on the Le Nouveau Marche commenced July 11, 1996. With respect to a recent sanction imposed by French regulatory authorities, see "Item 3. Legal Proceedings."

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

Equity Compensation Plan Information

As of March 31, 2006, there were no options to purchase of common stock outstanding but there were warrants to purchase 160,000 shares of common stock. There are no plans to issue any new options or warrants.

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

In fiscal year 2006, there was no commercial activity within the Company. The Company consumed $80 cash. Cash used by operating activities amounted to $80. There were no purchases of property, equipment or intangibles in this period and no cash payment in regard to interest within the year. The resulting year end cash and equivalents balance was $21. Certain expenses relating to regulatory matters of the Corporation were advanced by its affiliates.

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

2006 versus 2005

Because the Company had no operations, the Company had no revenues in fiscal 2006 or 2005 and in fiscal 2006 incurred a loss of $374,541, $42,026 of which related to professional fees required for regulatory matters. In fiscal 2005 our loss was $432,023, $78,180 of which was compensation for stock issued and $50,000 was for legal and accounting fees. The balance was for interest expense accrued on the judgment on the Wells Fargo note.

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

ITEM 8B.  OTHER INFORMATION.

Not applicable

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Officers

Directors and executive officers are elected to serve until each's respective successor is elected and qualified, typically at the next ensuing annual meeting of stockholders. The directors and executive officers of the Company as of March 31, 2006 are as follows:

Name and Age                 Position                     Served In Office Since


Harmon S. Hardy, 76          Chairman of the                      1987
                             Board, President
                             and Chief Financial Officer


William D. Alexander, 56     Director                             1996

Harmon S. Hardy has been the President of the Company since its inception in May, 1987 and is Chairman and President of various other entities. Mr. Hardy devotes a substantial portion of his time to the matters and business of the Company. With respect to a sanction imposed against Mr. Hardy by French regulatory authorities, see Item 3. Certain Legal Proceedings.

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

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation to the Company's chief executive officer at March 31, 2006 for services rendered during the fiscal years ended March 31, 2006, 2005, and 2004. The table includes for the same periods those individuals receiving in excess of $100,000 per year.

                             Annual Compensation (1)

                                                                                     Stock        All Other
                                                                                    Options       Compensa-
           Name              Year       Salary           Bonus         Other       (Shares)         tion
-------------------------  --------- ------------   -------------    -----------  ------------   ------------
Harmon S. Hardy              2006     $  -            $     -        $    -              -       $     -
Chairman of the              2005     $  -            $     -        $    -              -       $     -
   Board of Directors        2004     $  -            $     -        $    -              -       $     -
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

See Item 12. Certain Relationships and Related Transactions.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2006, the number and percentage of outstanding shares of Common Stock beneficially owned by
         (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) each of the executive officers of the Company; (iii) each director of the Company; and (iv) all officers and other directors as a group:

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

As of March 31, 2006 and 2005, funds were due to the President and his affiliates totaling $413,852 and $378,163, respectively. These amounts are payable on demand. See Note 2 Notes to Financial Statements.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by Killman, Murrell & Company, P.C. rendered for the audit of the Company's annual financial statements for 2005 and the reviews of the financial statements included in the Company's Forms 10-Q for 2006 were $22,308 compared to $12,598 for 2005.

                              STELAX INDUSTRIES LTD

                                TABLE OF CONTENTS



                                                                                                              Page

Report of Independent Registered Public Accounting Firm
   Killman, Murrell & Company, P.C.                                                                           F-2

Financial Statement

   Consolidated Balance Sheets as of March 31, 2006 and 2005                                                  F-3

   Consolidated Statements of Operations for the Years Ended March 31, 2006 and 2005                          F-4

   Consolidated Statements of Stockholders' Deficit for the Years Ended March 31, 2006 and 2005               F-5

   Consolidated Statements of Cash Flows for the Years Ended March 31, 2006 and 2005                          F-6

   Notes to Consolidated Financial Statements                                                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Stelax Industries Ltd
British Columbia, Canada


We have audited the accompanying consolidated balance sheets of Stelax Industries Ltd and Subsidiary as of March 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


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


In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stelax Industries Ltd and Subsidiary as of March 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.


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


Killman, Murrell & Company, P.C.
Odessa, Texas
June 1, 2006

                              STELAX INDUSTRIES LTD

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                                                March 31,
                                                                                    -----------------------------------
                                                                                        2006                    2005
                                                                                    -------------         -------------

CURRENT ASSETS
   Cash and cash equivalents                                                      $            21       $           101
                                                                                    -------------         -------------

     Total Current Assets                                                                      21                   101
                                                                                    -------------         -------------


         TOTAL ASSETS                                                             $            21       $           101
                                                                                    =============         =============





                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                               $       406,474       $       400,217
   Payable to related parties                                                             413,852               378,163
   Accrued interest                                                                     1,764,058             1,431,543
   Other accrued liabilities                                                              122,113                88,113
   Note payable                                                                         3,645,833             3,645,833
                                                                                    -------------         -------------

         TOTAL CURRENT LIABILITIES                                                      6,352,330             5,943,869
                                                                                    -------------         -------------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 shares
     Authorized, no stated par value;
     Issued and outstanding 49,631,319 shares                                          26,750,090            26,750,090
   Additional paid-in capital                                                             477,060               477,060
   Accumulated deficit                                                                (33,579,459)          (33,170,918)
                                                                                    -------------         -------------

         TOTAL STOCKHOLDERS' DEFICIT                                                   (6,352,309)           (5,943,768)
                                                                                    -------------         -------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                  $            21       $           101
                                                                                    =============         =============




                         The accompanying notes are an
             Integral part of these consolidated financial statement

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)



                                                               Years Ended March 31,
                                                  ---------------------------------------------

                                                        2006                          2005
                                                  --------------                  -------------

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                        $       76,026                $        78,180
                                                    ------------                  -------------

        LOSS FROM OPERATIONS                             (76,026)                       (78,180)

OTHER (EXPENSE)
   Interest expense                                     (332,515)                      (353,843)
                                                    ------------                   ------------

        NET LOSS                                  $     (408,541)               $      (432,023)
                                                    ============                  =============

Weighted Average Shares of Common
   Stock - Basic and Diluted                          49,631,319                     49,631,319
                                                    ============                  =============

NET LOSS PER SHARE
   Basic and Diluted                              $        (0.01)               $         (0.01)
                                                    ============                  =============





































                         The accompanying notes are an
             Integral part of these consolidated financial statement
                                       F-4

                              STELAX INDUSTRIES LTD

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                   FOR THE YEARS ENDED MARCH 31, 2006 AND 2005
                      (Presented in United States dollars)


                                                                      Additional
                                               Common Stock            Paid-in     Accumulated
                                         Shares          Amount        Capital       Deficit         Total
                                      -------------   ------------     -------    -------------    ----------

BALANCE at March 31, 2004                49,631,319  $  26,750,090    $477,060    $ (32,738,895)   $(5,511,745)

Net Loss                                          -              -           -         (432,023)     (432,023)
                                        ------------  ------------     -------     ------------    ----------

BALANCE at March 31, 2005                49,631,319     26,750,090     477,060      (33,170,918)    (5,943,768)

Net Loss                                          -              -           -         (408,541)      (408,541)
                                        ------------  ------------     -------     ------------    ----------

BALANCE at March 31, 2006                49,631,319  $  26,750,090    $477,060    $ (33,579,459)   $(6,352,309)
                                        ===========   ============     =======     ============     ==========






















                         The accompanying notes are an
             Integral part of these consolidated financial statement
                                       F-5

                              STELAX INDUSTRIES LTD



                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Presented in United States dollars)


                                                                                    Years Ended March 31,
                                                                       -----------------------------------------
                                                                           2006                          2005
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                            $    (408,541)              $    (432,023)
   Adjustments to Reconcile Net Loss
     to Net Cash Used by Operating Activities:
       Stock Based Interest Expense                                                -                      21,328
   Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                         372,772                     380,615
       Payable to Related Parties                                             35,689                      30,000
                                                                         -----------                 -----------

           NET CASH USED BY
              OPERATING ACTIVITIES                                               (80)                        (80)
                                                                         -----------                 -----------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                              (80)                        (80)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                          101                         181
                                                                         -----------                 -----------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                      $          21               $         101
                                                                         ===========                 ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                       $           -               $           -
                                                                         ===========                 ============
   Income Taxes Paid                                                   $           -               $           -
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

                             MARCH 31, 2006 AND 2005

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

Loss Per Share

Losses per share have been computed in accordance with SFAS No. 128, Earnings per Share. Basic and diluted losses per share are computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year. Outstanding Common Stock options and warrants have been excluded from the calculation of diluted losses per share because their effect would be antidilutive. The number of share options outstanding at March 31, 2006 and 2005 that could be potentially dilutive was 0 and 550,000, respectively. In addition, the number of warrants outstanding at March 31, 2006 and 2005 and that could be potentially dilutive was 160,000.










                                   (Continued)

                              STELAX INDUSTRIES LTD

                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2006 AND 2005




NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Reclassification

Other accrued liabilities of $88,113 has been stated separately out of Accounts Payable as of March 31, 2005 to be consistent with current presentation.

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

Foreign Currency Translation

In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," exchange adjustments resulting from foreign currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected in accumulated other comprehensive income (loss). The cumulative currency translation loss as of March 31, 2006 and 2005 was $nil.

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

                              STELAX INDUSTRIES LTD

                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2006 AND 2005


NOTE 2: RELATED PARTY TRANSACTIONS

As of March 31, 2006 and 2005, funds were due to the President and his affiliates totaling $413,852 and $378,163, respectively. These amounts are payable on demand. Effective January 12, 1999, the President of the Company began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% and 600,000 warrants to purchase Common Stock of the Company at $.30 a share were issued as consideration for such credit line. In fiscal year 2000, the line of credit was extended to $1,200,000 at the same interest rate. An additional 600,000 warrants were issued at $.50 a share. The warrants are valid for five (5) years. The fair value calculated using the Black-Scholes option valuation model was $353,984 and as such additional paid in capital and pre-paid interest has been recognized.

NOTE 3:  OPTIONS

The Company has granted stock options to certain directors, officers, investors and consultants to purchase shares of the Company's common stock under a non-qualified plan. No new options were issued in fiscal years 2006 or 2005; however, the outstanding 550,000 options expired during the fiscal year ending March 31, 2006.

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

A summary of the stock option transactions follows:

                                                                                            WEIGHTED
                                                                                             AVERAGE
                                                  NUMBER            EXERCISE PRICE        EXERCISE PRICE
                                                 OF SHARES             PER SHARE                PER SHARE
                                                 ---------       --------------------       -------------


Options outstanding March 31, 2003               8,940,000                                       $   0.551

Issued                                              40,000              $  0.85                  $   0.850

Expired                                         (3,265,000)
                                                ----------

Options outstanding March 31, 2004               5,000,000                                       $   0.537

Expired                                         (4,500,000)                                      $   0.537
                                                -----------

Options outstanding March 31, 2005                 550,000

Expired                                           (550,000)                                      $   0
                                                -----------

Options outstanding March 31, 2006                       0
                                                ===========








                                   (Continued)

                              STELAX INDUSTRIES LTD

                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2006 AND 2005

NOTE 4: INCOME TAXES

The Company, as a Canadian corporation, does not file United States income tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only component of deferred taxes for the Company is its net operating loss carry forwards of approximately $13,338,318 in Canada which began to expire in 1997 and $nil in the U.K. Deferred tax assets at March 31, are:

                                              2006                         2005
                                        -------------                  -------------
Deferred tax assets                     $   5,068,561                  $   4,913,315

Valuation allowance                        (5,068,561)                    (4,913,315)
                                          -----------                    -----------

Net deferred-tax asset                  $           -                  $           -
                                          ===========                    ===========


The valuation allowance was increased by $143,326 and $163,969 during the fiscal years ended March 31, 2006 and 2005, respectively. Given the loss making position of the Company, it is uncertain whether losses could be utilized in the foreseeable future and therefore no benefit for deferred tax has been taken.

NOTE 5: STOCKHOLDERS' EQUITY.

There were no options outstanding at the end of fiscal year 2006.

No common stock was issued for cash in fiscal years 2006 or 2005.

                              STELAX INDUSTRIES LTD

                          NOTES TO FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2006 AND 2005

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

June 21, 2006                     STELAX INDUSTRIES, LTD.



                                 /s/ Harmon S. Hardy, Jr.
                                 -------------------------
                                 By:  Harmon S. Hardy, Jr.
                                 President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on June 21, 2006.



                NAME                              OFFICE



 /s/ Harmon S. Hardy, Jr.
------------------------------------------
Harmon S. Hardy, Jr.                            President and
(Principal Executive and Financial Officer)     Chief Financial Officer






 /s/ William D. Alexander
---------------------------------------------
William D. Alexander                            Director