Form 10QSB
period 2006-06-30
STELAX INDUSTRIES LTD
filed 2006-08-18
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

Yes X  No ____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2006: 49,631,319.

                              STELAX INDUSTRIES LTD

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                                      June 30,              March 31,
                                                                                        2006                    2006
                                                                                    -------------         -------------
                                                                                      Unaudited
CURRENT ASSETS
   Cash and cash equivalents                                                        $          76         $          21
                                                                                      -----------           -----------

     Total Current Assets                                                                      76                    21
                                                                                      -----------           -----------

         TOTAL ASSETS                                                               $          76         $          21
                                                                                      ===========           ===========




                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                                 $     368,752         $     406,474
   Payable to related parties                                                             485,864               413,852
   Accrued interest                                                                     1,847,000             1,764,058
   Other accrued liabilities                                                              122,113               122,113
   Note payable                                                                         3,645,833             3,645,833
                                                                                     ------------            ----------

         TOTAL CURRENT LIABILITIES                                                      6,469,562             6,352,330
                                                                                     ------------             ---------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 Shares
     Authorized, No Stated Par Value;
     Issued and Outstanding 49,631,319 and
     49,631,319 Shares at March 31,
     2005 and June 30, 2005, respectively                                              26,750,090            26,750,090
   Additional Paid-In Capital                                                             477,060               477,060
   Accumulated Deficit                                                                (33,696,636)          (33,579,459)
                                                                                     ------------          ------------

         TOTAL STOCKHOLDERS' DEFICIT                                                   (6,469,486)           (6,352,309)
                                                                                     ------------           -----------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                    $          76         $          21
                                                                                    =============         =============



                          The accompanying notes are an
            integral part of these consolidated financial statements

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                   (Unaudited)



                                                            Three Months Ended June 30,
                                                 ------------------------------------------------

                                                        2006                           2005
                                                 ---------------                  ---------------

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                       $        34,235                   $      16,158
                                                 ---------------                    ------------

        LOSS FROM OPERATIONS                             (34,235)                        (16,158)

OTHER (EXPENSE)
   Interest Expense                                      (82,942)                        (82,901)
                                                   -------------                    ------------

        NET LOSS                                 $      (117,177)                  $     (99,059)
                                                 ---------------                    ============

Weighted Average Shares of Common
   Stock - Basic and Diluted                          49,631,319                      49,631,319
                                                      ----------                    ============

NET LOSS PER SHARE
         Basic and Diluted                       $          0.00                   $        0.00
                                                            ====                            ====














                          The accompanying notes are an
            integral part of these consolidated financial statements

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Presented in United States dollars)
                                   (Unaudited)

                                                                                 Three Months Ended June 30,
                                                                       -----------------------------------------
                                                                           2006                         2005
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                           $   (117,177)                $   (99,059)
   Adjustments to Reconcile Net Loss
     to Net Cash Used by Operating Activities:
       Stock Based Interest Expense                                                                          -
   Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                        45,220                      72,447
       Payable to Related Parties                                           72,012                      26,567
                                                                       -----------                  ----------

           NET CASH USED BY
              OPERATING ACTIVITIES                                              55                         (45)
                                                                                --                  -----------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                             55                         (45)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                         21                         101
                                                                       -----------                        ----

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                     $         76                 $        56
                                                                      ------------                 ===========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                      $         --                 $         -
                                                                      ============                 ===========
   Income Taxes Paid                                                  $         --                 $         -
                                                                      ============                 ===========




                          The accompanying notes are an
            integral part of these consolidated financial statements

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited
                                  June 30, 2006

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the three months ended June 30, 2006 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2006.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 49,631,319 and 49,631,319 outstanding during the three month period ended June 30, 2006 and 2005, respectively.

(3)  RELATED PARTY TRANSACTIONS

As of June 30, 2006 funds are owed by the Company totaling $368,752 to the President of the Company and his affiliates.

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

Quarter ended June 30, 2006, compared to quarter ended June 30, 2005

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

 Stelax Industries, Ltd.


Dated: August 16, 2006                     /s/ Harmon S. Hardy
                                           -------------------
                                           Harmon S. Hardy, President and
                                           Principal Financial Officer