Form 10QSB
period 2006-09-30
STELAX INDUSTRIES LTD
filed 2006-11-21
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of September, 2006: 49,631,319.

                              STELAX INDUSTRIES LTD

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                                    September 30,           March 31,
                                                                                        2006                    2006
                                                                                    -------------         -------------
                                                                                      Unaudited
CURRENT ASSETS
   Cash and cash equivalents                                                      $             -       $            21
                                                                                    -------------         -------------

     Total Current Assets                                                                       -                    21
                                                                                    -------------         -------------

         TOTAL ASSETS                                                             $             -       $            21
                                                                                    =============         =============




                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                               $       360,097       $       406,474
   Payable to related parties                                                             514,425               413,852
   Accrued interest                                                                     1,930,427             1,764,058
   Other accrued liabilities                                                              122,113               122,113
   Note payable                                                                         3,645,833             3,645,833
                                                                                    -------------         -------------

         TOTAL CURRENT LIABILITIES                                                      6,572,895             6,352,330
                                                                                    -------------         -------------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 Shares
     Authorized, No Stated Par Value;
     Issued and Outstanding 49,631,319 and
     49,631,319 Shares at March 31,
     2005 and September 30, 2005, respectively                                         26,750,090            26,750,090
   Additional Paid-In Capital                                                             477,060               477,060
   Accumulated Deficit                                                                (33,800,045)          (33,579,459)
                                                                                    -------------         -------------

         TOTAL STOCKHOLDERS' DEFICIT                                                   (6,572,895)           (6,469,486)
                                                                                       ----------            ----------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                  $             -       $            21
                                                                                    =============         =============



                         The accompanying notes are an
            integral part of these consolidated financial statements

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                   (Unaudited)



                                                       Three Months Ended                    Six Months Ended
                                                          September 30,                           September 30,

                                                     2006              2005                  2006             2005
                                                 -------------    --------------        -------------     -------------

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                       $      19,982    $       10,401        $      54,217     $      26,559
                                                   -----------       -----------          -----------       -----------

     LOSS FROM OPERATIONS                              (19,982)          (10,401)             (54,217)          (26,559)

OTHER (EXPENSE)
   Interest Expense                                     83,428           (83,812)             166,370          (166,713)
                                                   -----------       -----------          -----------       -----------

     NET LOSS                                    $    (103,410)   $      (94,213)       $    (220,587)    $    (193,272)
                                                   ===========       ===========          ===========       ===========

Weighted Average Shares of Common
   Stock - Basic and Diluted                        49,631,319        49,631,319           49,631,319        49,631,319
                                                   ===========       ===========          ===========       ===========

NET LOSS PER SHARE
   Basic and Diluted                             $      (0.00)    $      (0.00)         $      (0.00)     $      (0.00)
                                                  ===========       ===========           ===========       ===========



                         The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-2

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Presented in United States dollars)
                                   (Unaudited)


                                                                               Six Months Ended September 30,
                                                                           2005                         2005
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                            $   (220,587)                 $  (193,272)
   Adjustments to Reconcile Net Loss
     to Net Cash Used by Operating Activities:

   Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                        119,993                      181,582
       Payable to Related Parties                                           100,573                       11,600
                                                                         ----------                  -----------

           NET CASH USED BY
              OPERATING ACTIVITIES                                              (21)                         (90)
                                                                         -----------                    --------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                                                          (90)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                          21                          101
                                                                         ----------                     --------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                      $          -                  $        11
                                                                         ==========                     ========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                       $          -                  $         -
                                                                         ==========                     ========
   Income Taxes Paid                                                   $          -                  $         -
                                                                         ==========                     ========

                         The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-3

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited
                               September 30, 2006

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

(3) RELATED PARTY TRANSACTIONS

As of September 30, 2006 funds are owed by the Company totaling $514,425 to the President of the Company and his affiliates.

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

Stelax Industries, Ltd.


Dated: November 20, 2006                  /s/ Harmon S. Hardy
                                          -------------------
                                          Harmon S. Hardy, President and
                                          Principal Financial Officer