Form 10QSB
period 2006-12-31
STELAX INDUSTRIES LTD
filed 2007-02-21
CIK 847541

Microsoft Word 10.0.3416;


                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from              to
                                           ------------    ------------

Commission file number: 1-14219

                             Stelax Industries Ltd.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

British Columbia None (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)

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

Yes _X  No ____
     --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of December, 2006: 49,631,319.

                              STELAX INDUSTRIES LTD

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                                    December 31,            March 31,
                                                                                        2006                    2006
                                                                                    -------------         -------------
                                                                                      Unaudited
CURRENT ASSETS
   Cash and cash equivalents                                                      $             -       $            21
                                                                                    -------------         -------------

     Total Current Assets                                                                       -                    21
                                                                                    -------------         -------------

         TOTAL ASSETS                                                             $             -       $            21
                                                                                    =============         =============




                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                               $       362,077       $       406,474
   Payable to related parties                                                             515,887               413,852
   Accrued interest                                                                     2,014,067             1,764,058
   Other accrued liabilities                                                              122,113               122,113
   Note payable                                                                         3,645,833             3,645,833
                                                                                    -------------         -------------

         TOTAL CURRENT LIABILITIES                                                      6,659,977             6,352,330
                                                                                    -------------         -------------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 Shares
     Authorized, No Stated Par Value;
     Issued and Outstanding 49,631,319 and
     49,631,319 Shares at December 31,
     2006 and March 31, 2006, respectively                                             26,750,090            26,750,090
   Additional Paid-In Capital                                                             477,060               477,060
   Accumulated Deficit                                                                (33,887,127)          (33,579,459)
                                                                                    -------------         -------------

         TOTAL STOCKHOLDERS' DEFICIT                                                  ( 6,659,977)          (6,352,309)
                                                                                      -----------           ----------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                  $             -       $            21
                                                                                    =============         =============

                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-1

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                   (Unaudited)



                                                       Three Months Ended                    Nine Months Ended
                                                          December  31,                           December 31,
                                                 -------------------------------        -------------------------------

                                                     2006              2005                  2006             2005
                                                 -------------    --------------        -------------     -------------
SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                        $    3,443      $        2,670         $     57,660    $       29,229
                                                  ----------          ----------           ----------        ----------

     LOSS FROM OPERATIONS                               (3,443)           (2,670)             (57,660)          (29,229)

OTHER (EXPENSE)
   Interest Expense                                    (83,639)          (83,812)            (250,009)         (250,525)
                                                   ------------      -----------          ------------      -----------

     NET LOSS                                    $     (87,082)   $      (86,482)       $    (307,669)    $    (279,754)
                                                   ============      ===========          ============      ===========

Weighted Average Shares of Common
   Stock - Basic and Diluted                        49,631,319        49,631,319           49,631,319        49,631,319
                                                 =============    ==============        =============     =============

NET LOSS PER SHARE
   Basic and Diluted                             $      (0.00)    $      (0.00)         $      (0.00)     $      (0.01)
                                                  ===========      ===========           ===========       ===========



                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-2

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Presented in United States dollars)
                                   (Unaudited)

                                                                               Nine Months Ended December 31,
                                                                       -----------------------------------------
                                                                           2006                         2005
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                            $   (307,669)               $    (279,754)

   Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                        205,612                      250,194
       Payable to Related Parties                                           102,036                       29,525
                                                                         ----------                  -----------

           NET CASH USED BY
              OPERATING ACTIVITIES                                             (21)                          (35)
                                                                        -----------                 -------------

NET (DECREASE) IN CASH AND

   CASH EQUIVALENTS                                                            (21)                          (35)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                         21                           101
                                                                        ----------                      --------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                      $          -                  $         66
                                                                         ==========                     =========

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                       $          -                  $          -
                                                                         ==========                     =========
   Income Taxes Paid                                                   $          -                  $          -
                                                                         ==========                     =========

                          The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-3

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited
                                December 31, 2006

(1)  INTERIM FINANCIAL STATEMENTS

In the opinion of management, the interim financial statements reflect all adjustments necessary to a fair statement of the results for the interim periods presented. The results for the nine months ended December 31, 2006 are not necessarily indicative of results to be expected for the entire year. These financial statements, notes and analyses should be read in conjunction with the Company's annual financials for the fiscal year ended March 31, 2006.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 49,631,319 and 49,631,319 outstanding during the three and nine month periods ended December 31, 2006 and 2005, respectively.

(3)  RELATED PARTY TRANSACTIONS

As of December 31, 2006 funds are owed by the Company totaling $515,887 to the President of the Company and his affiliates.

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

Quarter and nine months ended December 31, 2006, compared to quarter and nine months ended December 31, 2005

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

Stelax Industries, Ltd.


Dated: February 20, 2007                   /s/ Harmon S. Hardy
                                           -------------------
                                           Harmon S. Hardy, President and
                                           Principal Financial Officer