Form 10KSB
period 2007-03-31
STELAX INDUSTRIES LTD
filed 2007-09-13
CIK 847541

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(X) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended March 31, 2007 or

( ) Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ________.

                         Commission file number 0-18052

                             STELAX INDUSTRIES LTD.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

State or other jurisdiction of incorporation or organization: British Columbia, Canada
IRS Employer Identification No.: None

                  5515 Meadow Crest Drive, Dallas, Texas, 75229
------------------------------------------------------------------------------
              (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (972) 233-6041

Securities registered pursuant to Section 12(b) of the Act: Common Stock, no par value

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 15, 2007, was approximately $8,418,357. At March 31, 2007 there were 49,631,319 shares of common stock outstanding.

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

During fiscal 2007 and 2006, the Registrant's Common Stock was quoted on the NASDAQ Bulletin Board System. It is currently quoted on the Pink Sheets. The Registrant's Common Stock in the United States trades under the symbol "STAX". They represent inter-dealer prices and do not represent actual transactions. The range of the closing high and low bid and prices as quoted on the NASDAQ Bulletin Board and Pink Sheets from April 1, 2005 through March 31, 2007 is as follows:

                                                Bid                                             Ask
       Fiscal 2006                      High               Low                      High               Low
       -----------                      ----               ---                      ----               ---

       First Quarter                    0.31               0.17                      0.35              0.19
       Second Quarter                   0.22               0.18                      0.25              0.19
       Third Quarter                    0.225              0.09                      0.24              0.11
       Fourth Quarter                   0.24               0.13                      0.27              0.13

                                                Bid                                             Ask
       Fiscal 2007                      High               Low                      High               Low
       -----------                      ----               ---                      ----               ---

       First Quarter                    0.16               0.10                      0.18              0.10
       Second Quarter                   0.135              0.075                     0.18              0.08
       Third Quarter                    0.10               0.06                      0.11              0.06
       Fourth Quarter                   0.095              0.046                     0.10              0.05


The Registrant's Common Stock is also quoted on the Le Nouveau Marche of the Paris Stock Exchange. Trading on the Le Nouveau Marche commenced July 11, 1996. With respect to a recent sanction imposed by French regulatory authorities, see "Item 3. Legal Proceedings."

Holders

As of March 15, 2007, there were approximately 200 holders of record of the Registrant's Common Stock.

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

Equity Compensation Plan Information

As of March 31, 2007, there were no options to purchase of common stock outstanding but there were warrants to purchase 160,000 shares of common stock. There are no plans to issue any new options or warrants.

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

In fiscal year 2007, there was no commercial activity within the Company. The Company consumed $80 cash. Cash used by operating activities amounted to $80. There were no purchases of property, equipment or intangibles in this period and no cash payment in regard to interest within the year. The resulting year end cash and equivalents balance was $21. Certain expenses relating to regulatory matters of the Corporation were advanced by its affiliates.

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

2007 compared to 2006

Because the Company had no operations, the Company had no revenues in fiscal 2007 or 2006 and in fiscal 2006 incurred a loss of $276,904, $54,926 of which related to professional fees required for regulatory matters. In fiscal 2006 our loss was $374,541, $42,026 of which was compensation for stock issued and $41,846 was for legal and accounting fees. The balance was for interest expense accrued on the judgment on the Wells Fargo note.

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

ITEM 8A. CONTROLS AND PROCEDURES.

Annual Evaluation of Our Disclosure Controls and Internal Controls

Within the 90 days prior to the date of this Annual Report on Form 10-KSB, management evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures and the internal controls and procedures for financial reporting. This controls evaluation was done under the supervision and with the participation of the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), both offices being performed by Harmon H. Hardy. Following are the conclusions of Mr. Hardy, acting as the Company's CEO and the CFO, with respect to the effectiveness of our disclosure controls and internal controls as of March 15, 2007.

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

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS' COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Officers

Directors and executive officers are elected to serve until each's respective successor is elected and qualified, typically at the next ensuing annual meeting of stockholders. The directors and executive officers of the Company as of March 31, 2006 are as follows:

Name and Age                        Position                           Served In Office Since


Harmon S. Hardy, 77                 Chairman of the                             1987
                                    Board, President
                                    and Chief Financial Officer




Harmon S. Hardy has been the President of the Company since its inception in May, 1987 and is Chairman and President of various other entities. Mr. Hardy devotes a substantial portion of his time to the matters and business of the Company. . With respect to a sanction imposed against Mr. Hardy by French regulatory authorities, see Item 3. Certain Legal Proceedings

Audit Committee

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

The Company believes all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with through March 31, 2007.

Code of Ethics

Given that the Company no longer has operations, the Company has not adopted a Code of Ethics for the principal executive officer, principal financial officer, or principal accounting officer or controller.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation to the Company's chief executive officer at March 31, 2007 for services rendered during the fiscal years ended March 31, 2007, 2006, and 2005. The table includes for the same periods those individuals receiving in excess of $100,000 per year.

                             Annual Compensation (1)
                                                                                               Stock All Other
                                                                                    Options         Compensa-
           Name              Year       Salary           Bonus         Other       (Shares)           tion
-------------------------  --------- ------------   -------------    -----------  ------------   ------------
Harmon S. Hardy              2007     $  -            $     -        $    -              -       $     -
Chairman of the              2006     $  -            $     -        $    -              -       $     -
   Board of Directors        2005     $  -            $     -        $    -              -       $     -
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

See Item 12. Certain Relationships and Related Transactions.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2007, the number and percentage of outstanding shares of Common Stock beneficially owned by (i) each person known by the Company to be a beneficial owner of more than five percent (5%) of the Company's Common Stock; (ii) each of the executive officers of the Company;
(iii) each director of the Company; and (iv) all officers and other directors as a group:

                                                                            Shares of Common
                                                                           Stock Beneficially           Percentage
Name and Address of Beneficial Owner (1)                                          Owned                  of Class
---------------------------------------------------                   --------------------------     ----------------
Harmon S. Hardy, Jr.                                                           12,366,061                     24.9%
   4004 Belt Line Road, Suite 107
   Dallas, TX 75244


All Officers and other Directors as a Group                                    12,366,061                     24.9%



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

As of March 31, 2007 and 2006, funds were due to the President and his affiliates totaling $508,625 and $413,852, respectively. These amounts are payable on demand. See Note 2 Notes to Financial Statements.

ITEM 13.  EXHIBITS

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed by Killman, Murrell & Company, P.C. rendered for the audit of the Company's annual financial statements for the year ended March 31, 2007 and the reviews of the financial statements included in the Company's Forms 10-Q through December 31, 2006 were $30,485 compared to $22,308 for 2006.

                              STELAX INDUSTRIES LTD

                                TABLE OF CONTENTS



                                                                                                             Page

Report of Independent Registered Public Accounting Firm
   Killman, Murrell & Company, P.C.                                                                           F-2

Consolidated Financial Statements

   Consolidated Balance Sheets as of March 31, 2007 and 2006                                                  F-3

   Consolidated Statements of Operations for the Years Ended March 31, 2007 and 2006                          F-4

   Consolidated Statements of Stockholders' Deficit for the Years Ended March 31, 2007 and 2006               F-5

   Consolidated Statements of Cash Flows for the Years Ended March 31, 2007 and 2006                          F-6

   Notes to Consolidated Financial Statements                                                                 F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders of Stelax Industries Ltd
British Columbia, Canada

We have audited the accompanying consolidated balance sheets of Stelax Industries Ltd. and Subsidiary as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Stelax Industries Ltd. and Subsidiary as of March 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has suffered recurring losses from operations and its limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Killman, Murrell & Company, P.C.
KILLMAN, MURRELL & COMPANY, P.C.
Odessa, Texas
July 9, 2007

                      STELAX INDUSTRIES LTD and SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                             MARCH 31, 2007 AND 2006
                      (Presented in United States dollars)

                                     ASSETS
                                                                                                March 31,
                                                                                    -----------------------------------
                                                                                        2007                    2006
                                                                                    -------------         -------------

CURRENT ASSETS
   Cash and cash equivalents                                                      $             -       $            21
                                                                                    -------------         -------------

     Total Current Assets                                                                       -                    21
                                                                                    -------------         -------------


         TOTAL ASSETS                                                             $             -       $            21
                                                                                    =============         =============




                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                               $       366,727       $       406,474
   Payable torelated parties                                                              508,625               413,852
   Accrued interest                                                                     2,095,888             1,764,058
   Other accrued liabilities                                                              122,113               122,113
   Note payable                                                                         3,645,833             3,645,833
                                                                                    -------------         -------------

         TOTAL CURRENT LIABILITIES                                                      6,739,186             6,352,330
                                                                                    -------------         -------------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 shares
     Authorized, no stated par value;
     Issued and outstanding 49,631,319 shares                                          26,750,090            26,750,090
   Additional paid-in capital                                                             477,060               477,060
   Accumulated deficit                                                                (33,966,336)          (33,579,459)
                                                                                    -------------         -------------

         TOTAL STOCKHOLDERS' DEFICIT                                                   (6,739,186)           (6,352,309)
                                                                                    -------------         -------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                  $             -       $            21
                                                                                    =============         =============




                         The accompanying notes are an
             Integral part of these consolidated financial statement

                      STELAX INDUSTRIES LTD and SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE YEARS ENDED MARCH 31, 2007 AND 2006
                      (Presented in United States dollars)



                                                               Years Ended March 31,
                                                  ---------------------------------------------

                                                        2007                          2006
                                                  --------------                  -------------

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                        $       55,047                $        76,026
                                                    ------------                  -------------

        LOSS FROM OPERATIONS                             (55,047)                       (76,026)

OTHER (EXPENSE)
   Interest expense                                     (331,830)                      (332,515)
                                                    ------------                   ------------

        NET LOSS                                  $     (386,877)               $      (408,541)
                                                    ============                  =============

Weighted Average Shares of Common
   Stock - Basic and Diluted                          49,631,319                     49,631,319
                                                    ============                  =============

NET LOSS PER SHARE
   Basic and Diluted                              $        (0.00)               $         (0.00)
                                                    ============                  =============





















                         The accompanying notes are an
             Integral part of these consolidated financial statement
                                       F-4

                      STELAX INDUSTRIES LTD and SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                   FOR THE YEARS ENDED MARCH 31, 2007 AND 2006
                      (Presented in United States dollars)


                                                                      Additional
                                               Common Stock            Paid-in     Accumulated
                                         Shares          Amount        Capital       Deficit         Total
                                      -------------   ------------     -------    -------------    ----------

BALANCE at March 31, 2005                49,631,319   $ 26,750,090   $ 477,060    $ (33,170,918)   $(5,943,768)

Net Loss                                          -              -           -         (408,541)      (408,541)
                                        ------------  ------------     -------     ------------     ----------

BALANCE at March 31, 2006                49,631,319     26,750,090     477,060      (33,579,459)    (6,352,309)
                                        -----------   ------------    --------     -------------    ----------

Net Loss                                          -              -           -         (386,877)      (386,877)
                                        -----------    -----------    --------     -------------    ----------

BALANCE at March 31, 2007                49,631,319   $ 26,750,090   $ 477,060    $ (33,966,336)   $(6,739,186)
                                        ===========   ============   =========    ==============    ==========




















                         The accompanying notes are an
             Integral part of these consolidated financial statement

                      STELAX INDUSTRIES LTD and SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED MARCH 31, 2007 AND 2006
                      (Presented in United States dollars)


                                                                                    Years Ended March 31,
                                                                       -----------------------------------------
                                                                           2007                          2006
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                            $    (386,877)              $    (408,541)
     Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                         292,083                     372,772
       Payable to Related Parties                                             94,773                      35,689
                                                                         -----------                 -----------

           NET CASH USED BY
              OPERATING ACTIVITIES                                               (21)                        (80)
                                                                         -----------                 -----------

NET (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                              (21)                        (80)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                           21                         101
                                                                         -----------                 -----------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                      $           -               $          21
                                                                         ===========                 ============

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                       $           -               $           -
                                                                         ===========                 ============
   Income Taxes Paid                                                   $           -               $           -
                                                                         ===========                 ============





                         The accompanying notes are an
             Integral part of these consolidated financial statement

                              STELAX INDUSTRIES LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2007 AND 2006

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

Loss Per Share

Losses per share have been computed in accordance with SFAS No. 128, Earnings per Share. Basic and diluted losses per share are computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the year. Outstanding Common Stock options and warrants have been excluded from the calculation of diluted losses per share because their effect would be antidilutive. The number of share options outstanding at March 31, 2007 and 2006 that could be potentially dilutive was zero for both years. In addition, the number of warrants outstanding at March 31, 2007 and 2006 and that could be potentially dilutive was 160,000.










                                   (Continued)

                              STELAX INDUSTRIES LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2007 AND 2006




NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of the consolidated financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Warrants

The proceeds received upon issuance of debt and detachable warrants are allocated between the debt and the warrants on a relative fair value basis. The fair value of the warrants is determined with reference to a Black-Scholes valuation model. Any resulting debt discount is amortized over the term of the debt using the effective interest rate method.

The fair value of warrants issued in connection with the grant of a line of credit is deferred and recognized in the income statement on a straight-line basis over the period under which the credit facility is available. When amounts are drawn down, the unamortized deferred warrant cost is allocated, on a pro-rate basis, between the draw down amount and the remaining available credit facility. The portion allocated to the draw down amount is recognized over the period of the loan using the effective interest rate method.

Income Taxes

The Company uses the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Under the liability method, deferred income taxes are determined based upon enacted tax laws and rates applied to the difference between the financial statement and tax bases of assets and liabilities.

Foreign Currency Translation

In accordance with the provisions of SFAS No. 52, "Foreign Currency Translation," exchange adjustments resulting from foreign currency transactions generally are recognized currently in income, whereas adjustments resulting from translations of financial statements are reflected in accumulated other comprehensive income (loss). The cumulative currency translation loss as of March 31, 2007 and 2006 was $nil.

Financial Instruments

The fair values of financial instruments are determined by reference to various market data and other valuation techniques, as appropriate. Unless otherwise disclosed, the fair values of financial instruments approximate their recorded values.

                              STELAX INDUSTRIES LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2007 AND 2006


NOTE 2: RELATED PARTY TRANSACTIONS

As of March 31, 2007 and 2006, funds were due to the President and his affiliates totaling $508,625 and $413,852, respectively. These amounts are payable on demand. Effective January 12, 1999, the President of the Company began providing a line of credit up to $600,000 for the benefit of the Company. The credit line bears interest at 10% and 600,000 warrants to purchase Common Stock of the Company at $.30 per share were issued as consideration for such credit line. In fiscal year 2000, the line of credit was extended to $1,200,000 at the same interest rate. An additional 600,000 warrants were issued at $.50 a share. The warrants are valid for five (5) years. The fair value calculated using the Black-Scholes option valuation model was $353,984 and as such additional paid in capital and pre-paid interest has been recognized.

NOTE 3:  OPTIONS

The Company has granted stock options to certain directors, officers, investors and consultants to purchase shares of the Company's common stock under a non-qualified plan. No new options were issued in fiscal years 2007 or 2006; however, the outstanding 550,000 options expired during the fiscal year ending March 31, 2006.

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

A summary of the stock option transactions follows:

                                                                                            WEIGHTED
                                                                                             AVERAGE
                                                  NUMBER            EXERCISE PRICE        EXERCISE PRICE
                                                 OF SHARES             PER SHARE                PER SHARE
                                                 ---------       --------------------       -------------


Options outstanding March 31, 2003               8,940,000                                       $   0.551

Issued                                              40,000              $  0.85                  $   0.850

Expired                                         (3,265,000)
                                                 ---------

Options outstanding March 31, 2004               5,000,000                                       $   0.537

Expired                                         (4,500,000)                                      $   0.537
                                                 ---------

Options outstanding March 31, 2005                 550,000

Expired                                           (550,000)                                      $   0
                                                   -------

Options outstanding March 31, 2006                       0
                                                   =======








                                   (Continued)

                              STELAX INDUSTRIES LTD

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States dollars)

                             MARCH 31, 2007 AND 2006

NOTE 4: INCOME TAXES

The Company, as a Canadian corporation, does not file United States income tax returns.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The only component of deferred taxes for the Company is its net operating loss carry forwards of approximately $13,725,195 in Canada which began to expire in 1997 and $nil in the U.K. Deferred tax assets at March 31, are:

                                              2007                         2006
                                        -------------                  -------------
Deferred tax assets                     $   5,215,574                  $   5,068,561

Valuation allowance                        (5,215,574)                    (5,068,561)
                                          -----------                    -----------

Net deferred-tax asset                  $           -                  $           -
                                          ===========                    ===========


The valuation allowance was increased by $147,013 and $155,246 during the fiscal years ended March 31, 2007 and 2006, respectively. Given the loss making position of the Company, it is uncertain whether losses could be utilized in the foreseeable future and therefore no benefit for deferred tax has been taken.

NOTE 5: STOCKHOLDERS' EQUITY.

There were no options outstanding at the end of fiscal year 2007. No common stock was issued for cash in fiscal years 2007 or 2006.

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

August 29, 2007                           STELAX INDUSTRIES, LTD.



                                          /s/ Harmon S. Hardy, Jr.
                                          -------------------------
                                         By:  Harmon S. Hardy, Jr.
                                         President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities indicated, on August 29, 2007.



                NAME                                  OFFICE



 /s/ Harmon S. Hardy, Jr.                  President and Chief Financial Officer
----------------------------------
Harmon S. Hardy, Jr.
(Principal Executive and Financial Officer)