Form 10QSB
period 2007-06-30
STELAX INDUSTRIES LTD
filed 2007-09-13
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

Yes    X  No ____
       --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2007: 49,631,319.

                              STELAX INDUSTRIES LTD

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS
                                                                                      June 30,              March 31,
                                                                                        2007                    2007
                                                                                    -------------         -------------
                                                                                      Unaudited
CURRENT ASSETS
Cash and cash equivalents                                                           $           -         $           -
                                                                                      -----------           -----------

     Total Current Assets                                                                       -                     -
                                                                                      -----------           -----------

         TOTAL ASSETS                                                               $           -         $           -
                                                                                      ===========           ===========




                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                                 $   272,992           $     366,727
   Payable to related parties                                                           603,579                 508,625
   Accrued interest                                                                   2,178,618               2,095,888
   Other accrued liabilities                                                            124,186                 122,113
   Note payable                                                                       3,645,833               3,645,833
                                                                                    ------------           ------------

         TOTAL CURRENT LIABILITIES                                                    6,825,208               6,739,186
                                                                                    -----------            ------------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 Shares
     Authorized, No Stated Par Value;
     Issued and Outstanding 49,631,319 and
     49,631,319 Shares at March 31,
     2007 and June 30, 2007, respectively                                            26,750,090              26,750,090
   Additional Paid-In Capital                                                           477,060                 477,060
   Accumulated Deficit                                                              (34,052,358)            (33,966,336)
                                                                                    ------------             ----------

         TOTAL STOCKHOLDERS' DEFICIT                                                 (6,825,208)             (6,739,186)
                                                                                    -------------           -----------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                    $         -           $           -
                                                                                    ============           ============



                         The accompanying notes are an
            integral part of these consolidated financial statements

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                   (Unaudited)



                                                            Three Months Ended June 30,
                                                 ------------------------------------------------

                                                        2007                           2006
                                                 ---------------                  ---------------

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                       $         3,292                  $       34,235
                                                   -------------                    ------------

        LOSS FROM OPERATIONS                              (3,292)                        (34,235)

OTHER (EXPENSE)
   Interest Expense                                      (82,730)                        (82,942)
                                                   -------------                    ------------

        NET LOSS                                 $       (86,022)                 $     (117,177)
                                                   =============                    ============

Weighted Average Shares of Common
   Stock - Basic and Diluted                          49,631,319                      49,631,319
                                                   =============                     ===========

NET LOSS PER SHARE
        Basic and Diluted                        $          0.00                  $         0.00
                                                   =============                    ============










                         The accompanying notes are an
            integral part of these consolidated financial statements

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Presented in United States dollars)
                                   (Unaudited)

                                                                                 Three Months Ended June 30,
                                                                       -----------------------------------------
                                                                           2007                         2006
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                           $     (86,022)               $  (117,177)
   Adjustments to Reconcile Net Loss
     to Net Cash Used by Operating Activities:
       Stock Based Interest Expense                                               -                          -
   Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                         (8,932)                    45,220
       Payable to Related Parties                                            94,954                     72,012
                                                                       ------------                 -----------

           NET CASH USED BY
              OPERATING ACTIVITIES                                                -                         55
                                                                       ------------                  ---------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                           -                         55

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                           -                         21
                                                                       ------------                  ---------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                     $           -                $        76
                                                                       ------------                 ==========
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                      $           -                $         -
                                                                       ============                 ==========
   Income Taxes Paid                                                  $           -                          -
                                                                       ============                $==========




The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-3

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited
                                  June 30, 2007

(1)  INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended March 31, 2007. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending March 31, 2007.

(2)  LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 49,631,319 and 49,631,319 outstanding during the three month period ended June 30, 2007 and 2006, respectively.

(3)  RELATED PARTY TRANSACTIONS

As of June 30, 2007 funds are owed by the Company totaling $603,579 to the President of the Company and his affiliates.

(4) GOING CONCERN CONSIDERATIONS

The Company neither has sufficient cash on hand nor is it generating sufficient revenues to cover its operating overhead. These facts raise doubt as to the Company's ability to continue as a going concern. The Company has been operating over the past year based on loans from its related party. There is no guarantee that the related party will continue to provide operating funds for the Company. Management's plans include continued funding of operating expenses by a related party. There is no assurance that Management's plans will be successful.

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

Employees

As of March 15, 2006, the Company did not have any employees or independent contractors working for it.

Quarter ended June 30, 2007, compared to quarter ended June 30, 2006

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

 Stelax Industries, Ltd.


Dated: August 29, 2007              /s/ Harmon S. Hardy
                                    -------------------
                                    Harmon S. Hardy, President and
                                    Principal Financial Officer