Form 10QSB
period 2007-10-30
STELAX INDUSTRIES LTD
filed 2007-11-23
CIK 847541

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from __________________ to ______________

Commission file number: 1-14219

                             Stelax Industries Ltd.
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

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

Large accelerated filer___ Accelerated filer__         Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    X  No ____
       --

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2007: 49,631,319.

                              STELAX INDUSTRIES LTD

                           CONSOLIDATED BALANCE SHEETS
                      (Presented in United States dollars)

                                     ASSETS

                                                                                    September 30,           March 31,
                                                                                        2007                    2007
                                                                                    -------------         -------------
                                                                                      Unaudited
CURRENT ASSETS
Cash and cash equivalents                                                           $           -         $           -
                                                                                      -----------           -----------

     Total Current Assets                                                                       -                     -
                                                                                      -----------           -----------

         TOTAL ASSETS                                                               $           -         $           -
                                                                                      ===========           ===========




                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
   Accounts payable                                                                 $    366,727          $     366,727
   Payable to related parties                                                            510,609                508,625
   Accrued interest                                                                    2,263,970              2,095,888
   Other accrued liabilities                                                             134,793                122,113
   Note payable                                                                        3,645,833              3,645,833
                                                                                     -----------            ------------

         TOTAL CURRENT LIABILITIES                                                     6,921,932              6,739,186
                                                                                     -----------            ------------

STOCKHOLDERS' DEFICIT
   Common stock - 50,000,000 Shares
     Authorized, No Stated Par Value;
     Issued and Outstanding 49,631,319 and
     49,631,319 Shares at June 30, 2007
     and September 30, 2007, respectively                                             26,750,090             26,750,090
   Additional Paid-In Capital                                                            477,060                477,060
   Accumulated Deficit                                                               (34,149,082)           (33,966,336)
                                                                                     -----------           ------------

         TOTAL STOCKHOLDERS' DEFICIT                                                  (6,921,932)            (6,739,186)
                                                                                     -----------           ------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' DEFICIT                                                    $      0.00           $       0.00
                                                                                     ==========            ============



                         The accompanying notes are an
            integral part of these consolidated financial statements

                              STELAX INDUSTRIES LTD

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (Presented in United States dollars)
                                   (Unaudited)




                                                          Three Months                             Six Months

                                                       Ended September 30                        Ended September 30
                                                 -------------------------------------       ----------------------------



                                                        2007               2006                  2007              2006
                                                 ---------------       ---------------       -------------    -------------

SELLING, GENERAL &
   ADMINISTRATIVE EXPENSES                       $        11,373       $     19,982         $      14,665     $      54,217
                                                   -------------        -----------          ------------      ------------

        LOSS FROM OPERATIONS                             (11,373)           (19,982)              (14,665)          (54,217)

OTHER (EXPENSE)
   Interest Expense                                      (85,352)           (83,428)             (168,082)         (166,370)
                                                   -------------        -----------          ------------      ------------

        NET LOSS                                 $       (96,725)      $   (103,410)        $    (182,747)    $    (220,587)
                                                   =============                             ============      =============

Weighted Average Shares of Common
   Stock - Basic and Diluted                          49,631,319         49,631,319            49,631,319        49,631,319
                                                   =============        ===========          =============     =============

NET LOSS PER SHARE
        Basic and Diluted                        $        (0.00)       $     (0.00)         $      (0.00)     $      (0.00)
                                                   ============         ==========           ===========       ============








                         The accompanying notes are an
            integral part of these consolidated financial statements
                                       F-2

                              STELAX INDUSTRIES LTD


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (Presented in United States dollars)
                                   (Unaudited)

                                                                               Six Months Ended September 30,
                                                                           2007                         2006
                                                                       -------------               -------------

CASH FLOW FROM OPERATING ACTIVITIES
   Net Loss                                                           $    (182,746)               $    (220,587)
   Adjustments to Reconcile Net Loss
     to Net Cash Used by Operating Activities:
       Stock Based Interest Expense                                               -                            -
   Changes in Operating Assets and Liabilities
       Accounts Payable and Accruals                                        180,762                      119,993
       Payable to Related Parties                                             1,984                      100,573
                                                                       ------------                  -----------

           NET CASH USED BY
              OPERATING ACTIVITIES                                                -                          (21)
                                                                       ------------                  -----------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS                                                           -

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF YEAR                                                           -                           21
                                                                       ------------                  -----------

CASH AND CASH EQUIVALENTS
   AT END OF YEAR                                                     $           -                $           -
                                                                       ------------                 ------------
SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Interest Paid                                                      $           -                $           -
                                                                       ============                 ============
   Income Taxes Paid                                                  $           -                $           -
                                                                       ============                 ============



                         The accompanying notes are an
            integral part of these consolidated financial statements

                             STELAX INDUSTRIES LTD.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Presented in United States Dollars)
                                    Unaudited
                               September 30, 2007

(1) INTERIM FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principals for interim financial information and with the instructions of Regulation S-B. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information included in the Company's Report on Form 10-KSB for the year ended March 31, 2007. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending March 31, 2008.

(2) LOSS PER SHARE

Loss per share was based on the weighted average number of common shares of 49,631,319 and 49,631,319 outstanding during the three month period ended September 30, 2007 and 2006, respectively.

(3) RELATED PARTY TRANSACTIONS

As of September 30, 2007 funds are owed by the Company totaling $510,609 to the President of the Company and his affiliates.

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

Quarter ended September 30, 2007, compared to quarter ended September 30, 2006

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

 Stelax Industries, Ltd.


Dated: November 21, 2007                          /s/ Harmon S. Hardy
                                                  -------------------
                                                 Harmon S. Hardy, President and
                                                 Principal Financial Officer